Form 10-Q
period 1995-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 1998-08-18
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to _________

                          Commission File Number 1-3410

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

             (Exact name of Registrant as specified in its charter)

              A Delaware                            I.R.S. Employer
              Corporation                            No. 13-3317668

                             399 Executive Boulevard
                            Elmsford, New York, 10523

                       Telephone - Area Code 914-592-2355

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the
past 90 days. Yes      No  X

At August 11, 1998 - 13,636,000 shares of common stock were outstanding.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                 PAGE
                                                                  NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Unaudited Condensed Balance Sheets
      June 30, 1998 and December 31, 1997 . . . . . . . . .      3

   Unaudited Condensed Statements of Income
      For the Three and Six Months Ended June 30, 1998
      and 1997. . . . . . . . . . . . . . . . . . . . . .        4

   Unaudited Condensed Statement of Stockholder's
      Equity For the Six Months Ended June 30, 1998 . . . .      5

   Unaudited Condensed Statements of Cash Flows
      For the Six Months Ended June 30, 1998 and 1997 . . .      6

   Notes to Unaudited Condensed Financial Statements. . . .      7

 Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . .     12

 Item 3. Quantitative and Qualitative Disclosures
      About Market Risk . . . . . . . . . . . . . . . . . .     17

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     18

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     18

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS -- UNAUDITED
(In thousands, except per share data)

                                                         JUNE          DECEMBER
                                                       30, 1998        31, 1997
                                                       --------        --------
                  ASSETS
Current assets
  Cash and cash equivalents ....................       $    399        $    253
  Accounts receivable, net of allowance for
    doubtful accounts of $236 and $375 .........         14,134          14,479
  Inventories, net of allowances of
    $290 and $215 ..............................          8,036           5,989
  Deferred income taxes ........................            471             471
  Prepaid expenses and other ...................            574              95
                                                       --------        --------
          Total current assets .................         23,614          21,287
Machinery, equipment and leasehold
  improvements, net ............................          5,525           5,695
Other assets ...................................             51              43
Excess of cost over net assets acquired,
  net of accumulated amortization of
  $1,745 and $1,568 ............................          8,616           8,793
                                                       --------        --------
                                                       $ 37,806        $ 35,818
                                                       ========        ========
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Revolving credit .............................       $  4,742        $    674
  Accounts payable and accrued expenses ........          3,909           3,312
                                                       --------        --------
          Total current liabilities ............          8,651           3,986
Other long-term liabilities ....................            480             460
Deferred income taxes ..........................          1,556           1,590

Commitments and Contingencies -- Note D

Stockholder's equity
  Common Stock, par value $.01 per share,
    authorized, 30,000,000 shares; issued and
    outstanding 13,636,000 shares ..............            136             136
  Additional paid-in-capital ...................         11,627          11,627
  Retained earnings ............................         45,087          41,015
                                                       --------        --------
                                                         56,850          52,778
  Due from Parent and affiliates ...............        (29,731)        (22,996)
                                                       --------        --------
          Total stockholder's equity ...........         27,119          29,782
                                                       --------        --------
                                                       $ 37,806        $ 35,818
                                                       ========        ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF INCOME -- UNAUDITED
(In thousands, except per share data)

                                               Three Months Ended                Six Months Ended
                                                     June 30,                        June 30,
                                             ------------------------        ------------------------
                                               1998            1997            1998            1997
                                             --------        --------        --------        --------
Sales ................................       $  9,581        $  6,296        $ 16,616        $ 11,537

Costs and expenses:
  Cost of goods sold .................          4,007           2,591           6,445           5,220
  Selling and administrative .........          1,502           1,103           2,758           2,413
  Depreciation and amortization ......            292             288             584             581
                                             --------        --------        --------        --------
                                                5,801           3,982           9,787           8,214
                                             --------        --------        --------        --------
                                                3,780           2,314           6,829           3,323
Other, net:
  Intercompany interest income .......             76              76             152             152
  Other income, net ..................             33              30              72              63
  Interest expense ...................           (135)             --            (245)             --
                                             --------        --------        --------        --------
                                                  (26)            106             (21)            215
                                             --------        --------        --------        --------
Income before income taxes ...........          3,754           2,420           6,808           3,538

Income taxes .........................          1,475             998           2,736           1,459
                                             --------        --------        --------        --------
Net income ...........................       $  2,279        $  1,422        $  4,072        $  2,079
                                             ========        ========        ========        ========
Net income per share basic and diluted       $   0.17        $   0.10        $   0.30        $   0.15
                                             ========        ========        ========        ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY -- UNAUDITED
SIX MONTHS ENDED JUNE 30, 1998
(In thousands)

                                Common Stock                    Additional                    Due From
                                ------------------------        Paid-In        Retained       Parent And
                                Shares          Amount          Capital        Earnings       Affiliates      Total
                                --------        --------        --------       --------       --------        --------
Balance January 1, 1998 .         13,636        $    136        $ 11,627       $ 41,015       $(22,996)       $ 29,782

Change during period ....                                                                       (6,735)         (6,735)

Net income ..............                                                         4,072                          4,072
                                --------        --------        --------       --------       --------        --------
Balance June 30, 1998 ...         13,636        $    136        $ 11,627       $ 45,087       $(29,731)       $ 27,119
                                ========        ========        ========       ========       ========        ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                                  Six Months Ended
                                                              ----------------------
                                                                      June 30
                                                              ----------------------
                                                                1998           1997
                                                              -------        -------
Operating Activities:
  Net cash from operations after adjustments to
    reconcile net income to net cash provided by
    operating activities ..............................       $ 4,656        $ 2,660
  Changes in operating assets and liabilities:
    Accounts receivable ...............................           345            548
    Inventories .......................................        (2,047)          (609)
    Prepaid expenses and other ........................          (479)           180
    Accounts payable, accrued and other ...............           575           (659)
                                                              -------        -------
Net cash provided by operating activities .............         3,050          2,120
                                                              -------        -------

Investing Activities:
  Capital expenditures ................................          (237)          (302)
                                                              -------        -------
Net cash used in investing activities .................          (237)          (302)
                                                              -------        -------

Financing Activities:
  Advances to Parent and affiliates, net ..............        (6,735)        (1,583)
  Revolving credit borrowings, net ....................         4,068             --
                                                              -------        -------
Net cash used in financing activities .................        (2,667)        (1,583)
                                                              -------        -------

Increase in cash and cash equivalents .................           146            235

Cash and cash equivalents - beginning of period .......           253            136
                                                              -------        -------

Cash and cash equivalents - end of period .............       $   399        $   371
                                                              =======        =======
Supplemental disclosure of cash payments for:
  Taxes ...............................................       $ 2,600        $ 1,350
  Interest ............................................       $   235             --

See Notes to Condensed Consolidated Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 1998, American Bank Note Holographics, Inc. (the "Company"), incorporated in the State of Delaware, was a wholly-owned subsidiary of American Banknote Corporation (the "Parent"). In July 1998, the Parent sold 100% of its investment in the Company in a public offering of the Company's outstanding common stock (See Note E).

As a wholly-owned subsidiary, the Company was provided certain corporate and administrative services, including treasury functions, tax planning and compliance, financial reporting, risk management, human resources and legal services. Additionally, because the Parent managed cash and financing requirements centrally, interest expense and financing requirements were based on the existing capital structure. The financial position and operations of the Company may differ from the results that may have been achieved had the Company operated as an independent entity.

The accompanying unaudited condensed financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's audited financial statements included in the Company's filings made with the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented and are not necessarily indicative of the results which may be expected for a full year.

Sales Recognition

     Sales are generally recognized when goods are shipped. However, pursuant to terms with certain customers, completed items are sometimes stored at the Company's secure premises and, in those instances, sales are recognized when the goods are transferred to the on-site secured facility. At June 30, 1998 and December 31, 1997, accounts receivable from these customers totaled $2.5 million and $7.8 million, respectively.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net Income Per Share

     Net income per share is computed based on the number of outstanding shares of common stock, after giving retroactive effect to the stock split (Note E). The weighted average shares outstanding was 13,636,000 for the three and six months ended June 30, 1998 and 1997.

Business Information

     Sales to MasterCard were approximately 16% and 30% of total sales for the six months ended June 30, 1998 and 1997, respectively. Sales to manufacturers of VISA credit cards were approximately 41% and 21% of total sales for the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998 and December 31, 1997, accounts receivable from these customers approximated $8.5 million and $11.6 million, respectively.

Impact of Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and six months ended June 30, 1998 was the same as reported net income.

     The AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998 which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company is evaluating the effect of this recent pronouncement.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, is effective for periods beginning after June 15, 1999 The Company is currently evaluating the effect of this standard.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE B -- INVENTORIES

     Inventories consist of the following (in thousands):

                                         June        December
                                       30, 1998      31, 1997
                                       --------      --------
     Work in process.............       $4,917        $2,369
     Origination costs*..........        2,129         2,581
     Raw materials...............          990         1,039
                                        ------        ------
                                        $8,036        $5,989
                                        ======        ======

   - ---------------

* Includes approximately $0.5 million at both dates of costs relating to work for customers in anticipation of orders in the ordinary course of business.

NOTE C -- RELATED PARTY TRANSACTIONS

     The financial statements reflect both allocated and, where readily determinable, actual expenses for services provided by the Company's Parent and affiliates. Where allocations have been utilized, the Company and its Parent and affiliates recorded transactions based upon systematic and reasonable methods, including but not limited to, sales, asset values, and headcount all as a percent of total.

     The amounts by major category of historical transactions with the Parent and affiliates follow for the six months ended June 30, 1998 (in thousands):

Due from (to) Parent and affiliates:
   Balance at beginning of period......................  $22,996
      Income tax liability payable to Parent...........   (2,422)
      Taxes paid to Parent.............................    2,422
      Cash advances to Parent..........................    7,338
      Allocation of employee benefits(1)...............     (402)
      Allocation of security services..................     (100)
      Sales and administration expenses(2).............     (244)
      Intercompany interest (3)........................      156
      Executive benefits(4)............................      (13)
                                                         -------
   Balance at end of period............................  $29,731
                                                         =======

-----------

(1) Primarily medical, life and disability insurance premiums.

(2) Includes legal fees and allocated portion of audit fees.

(3) Included in the above balances is a $5.3 million note receivable from the Parent that bears interest at 5 3/4% per annum.

(4) Includes value of restricted stock of the Parent.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE C -- RELATED PARTY TRANSACTIONS -Continued

     For financial reporting purposes, the amounts due from Parent and affiliates has been classified within stockholder's equity.

     In addition to the above, the Company sold $0.8 million and $0.2 million of holograms in the six months ended June 30, 1998 and 1997, respectively, to its affiliates in the normal course of business. There were no purchases by the Company from affiliates in the six months of 1998 or 1997. Trade accounts receivable from affiliates were $1.0 million and $0.7 million at June 30, 1998 and December 31, 1997, respectively. There were no trade payables to affiliates at June 30, 1998.

NOTE D -- COMMITMENTS AND CONTINGENCIES

     On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadows Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., American Banknote Company and the Company. The complaint alleges that the defendants are indebted to the bankruptcy estate for royalty payments under a 1981 license and that the Company is liable for unpaid royalties for 1990 in the amount of $226,322, for 1991 in the amount of $853,582 and through July 1992 in the amount of $568,762, plus attorney's fees and interest on unpaid amounts.

     The plaintiff claims that pursuant to the 1981 arrangements, the Company is required to pay royalties through July 1992 of 5% on sales of holographic products using the patents covered by the license agreement for the origination of holographic images. The Company denies all liability in the case on several grounds, including that two of the three patents at issue expired on or before September 30, 1991 and any obligation to pay royalties terminated with the expiration of those patents and that the one remaining patent which expired in July 1992 had been held invalid in part and not infringed as to its other parts in prior litigation in the United States District Court for the Northern District of California, which binds the plaintiff and bars the Trustee from asserting claims against the Company. In addition, the Company claims that it utilizes processes differently from those of the licensed patents and that at the time the license agreement was executed by the Trustee, the debtors did not own the patents and the license is therefore invalid and cannot be enforced.

     The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material impact on the Company's financial position or results of operations.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE E -- SUBSEQUENT EVENTS

     On July 20, 1998, pursuant to an effective Registration Statement on Form S-1 (File No. 333-51845), the Parent completed the sale of 13,636,000 shares of the Company's common Stock (the "Offering"). As a result of the Offering, the Parent no longer owns any Common Stock of the Company. The Company did not receive any proceeds of the Offering.

     In connection with the Offering, the Company granted the Underwriters of the Offering a 30-day option to purchase up to an additional 2,045,000 additional shares of Common Stock solely to cover over-allotments, if any (the "Over-allotment Option"). On August 13, 1998, the Company and the Underwriters agreed to extend by 15 days the period to exercise the Over-allotment Option from 30 to 45 days.

     On June 11, 1998, the Company declared a 1,363.6 to one stock split, effective July 2, 1998, in the form of a stock dividend, of the Company's Common Stock and increased its authorized Common Stock to 30,000,000 shares and its authorized Preferred Stock to 5,000,000 shares. The accompanying unaudited condensed financial statements give retroactive effect to the consummation of the stock split. Additionally, in connection with the Offering the amounts due from Parent and affiliates were canceled. For financial reporting purposes the amounts due from Parent and affiliates have been classified within stockholder's equity; accordingly, the cancellation of such amounts will result in a reclassification within stockholder's equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of sales.

                                      Three Months Ended    Six Months Ended
                                           June 30                June 30
                                        1998     1997         1998      1997
                                       ------   ------       ------    ------
Sales................................  100.0%   100.0%        100.0%   100.0%
Costs and expenses:
  Cost of goods sold.................   41.8     41.2          38.8     45.2
  Selling and administrative.........   15.7     17.5          16.6     20.9
  Depreciation and amortization......    3.0      4.6           3.5      5.0
                                       -----    -----         -----    -----
Operating income.....................   39.5     36.8          41.1     28.8
Other income.........................    0.3      0.4           0.4      0.6
Interest, net........................   (0.6)     1.2          (1.5)     1.3
                                       -----    -----         -----    -----
Income before income taxes...........   39.2     38.4          41.0     30.7
Net income...........................   23.8%    22.6%         24.5%    18.0%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997

     Sales. Sales increased by $3.3 million, or 52.2%, from $6.3 million for the three months ended June 30, 1997 to $9.6 million for the three months ended June 30, 1998. The increase in sales was due primarily to increased sales of product authentication and transaction card holograms. The increase in transaction card hologram volumes was due to the growth in loyalty programs, competition among financial institutions resulting in increased multi-card issuance and the increased use of automated teller machine and debit cards. The increase in product authentication sales volume was due to higher demand for this product and new product authentication customers.

     Cost of Goods Sold. Cost of goods sold increased by $1.4 million, from $2.6 million for the three months ended June 30, 1997 to $4.0 million for the three months ended June 30, 1998. As a percentage of sales, cost of goods sold increased from 41.2% in the three months ended June 30, 1997 to 41.8% for the same period in 1998. The increase in cost of goods sold is principally due to increased sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

     Selling and Administrative. Selling and administrative expenses increased by $0.4 million, from $1.1 million for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998. The increase in expenses was principally due to increased sales. As a percentage of sales, selling and administrative expenses decreased from 17.5% for the three months ended June 30, 1997 to 15.7% for the three months ended June 30, 1998.

     Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

     Other Income.  Other income remained relatively unchanged.

     Interest, Net. Interest, net decreased from $76,000 of income in 1997 to $59,000 of expense in 1998 as a result of increased interest expense on the Revolving Credit Facility. Interest income in both periods represents interest on a note due from the Parent.

     Income Taxes. Income taxes are based on an estimated annual effective tax rate. The rate is computed based on the taxes that would have been paid had the Company operated on a stand alone basis. Income taxes increased by $0.5 million, from $1.0 million for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998, as a result of higher taxable income due to the factors described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE
30, 1997

     Sales. Sales increased by $5.1 million, or 44.0%, from $11.5 million for the six months ended June 30, 1997 to $16.6 million for the six months ended June 30, 1998. The increase in sales was due primarily to increased sales of transaction cards and product authentication holograms. The increase in transaction card hologram volumes was due to the growth in loyalty programs, competition among financial institutions resulting in increased multi-card issuance and the increased use of automated teller machine and debit cards. The increase in product authentication hologram sales volume was due to higher demand for this product and new product authentication customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

     Cost of Goods Sold. Cost of goods sold decreased by $1.2 million, from $5.2 million for the six months ended June 30, 1997 to $6.4 million for the six months ended June 30, 1998. As a percentage of sales, cost of goods sold decreased from 45.2% in the six months ended June 30, 1997 to 38.8% for the same period in 1998. This decrease reflects the Company's focus on improving production efficiencies and the higher margins earned on security holograms.

     Selling and Administrative. Selling and administrative expenses increased by $0.3 million for the six months ended June 30, 1998. As a percentage of sales, selling and administrative expenses decreased from 20.9% for the six months ended June 30, 1997 to 16.6% for the six months ended June 30, 1998. This decrease in selling and administrative expenses as a percentage of sales was due primarily to the increased sales in 1998.

     Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

     Other Income, Net.  Other income remained relatively unchanged.

     Interest, Net. Interest, net decreased from $152,000 of income in 1997 to $93,000 of expense in 1998 as a result of interest expense on the Revolving Credit Facility. Interest income in both periods represents interest on a note due from the Parent.

     Income Taxes. Income taxes are based on an estimated annual effective tax rate. The rate is computed based on the taxes that would have been paid had the Company operated on a stand alone basis. Income taxes increased by $1.2 million, from $1.5 million for the six months ended June 30, 1997 to $2.7 million for the six months ended June 30, 1998, as a result of higher taxable income due to the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had $399,000 in cash and cash equivalents and working capital of $15.0 million. The Company also had $5.9 million of availability, on a stand alone basis, under a Revolving Credit Facility that the Company entered into together with the Parent, in January 1996 (the "Revolving Credit Facility").

      After the consummation of the Offering, the Company entered into a $30.0 million credit facility (the "New Credit Facility") with The Chase Manhattan Bank, as Agent which replaced the Revolving Credit Facility. The New Credit Facility consists of a $10.0 million senior revolving credit facility for working capital and general corporate purposes and a $20.0 million facility for the acquisition of companies in related businesses. The Company refinanced its outstanding borrowings under the Revolving Credit Facility (approximately $4.7 million at June 30, 1998) by borrowing an equal amount under the New Credit Facility. The New Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and a commitment to pledge the capital stock of any future subsidiaries. On June 30, 1998, the Company on a pro forma basis had the same availability under the New Credit Facility as under the Revolving Credit Facility.

      The Company's ability to borrow under the revolving credit portion of the New Credit Facility is limited by its Borrowing Base (as defined therein). Such Borrowing Base is a fixed percentage of eligible accounts receivable plus a fixed percentage of eligible raw material inventory. Additionally, the Company must make monthly interest payments in the case of any Alternate Base Loan (as defined therein). With respect to any Eurodollar Loan (as defined therein), the interest must be paid on the last day of the Interest Period (as defined therein). If any Eurodollar Loan has an Interest Period exceeding three months, interest will be paid every three months, under the New Credit Facility, at a floating rate equal to either Chase's Alternate Base Rate (as defined therein) or LIBOR plus, in each case, a margin as determined in accordance with the terms of the New Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - Continued

     Under the New Credit Facility, the Company paid an arrangement fee of 1.0% of the New Credit Facility and an upfront fee of 0.5% of the New Credit Facility. The Company is also required to pay a commitment fee of 0.5% per annum on the average daily unused amount of the New Credit Facility. The latest maturity date of all the loans under the New Credit Facility will be July 20, 2004. The New Credit Facility contains certain covenants which restrict the Company's ability to, among other things, (i) incur additional indebtedness,
(ii) incur certain liens and encumbrances, (iii) make investments in other persons, (iv) guaranty the indebtedness of other persons, (v) sell or dispose of its assets, (vi) incur any rental or lease commitments, (vii) materially alter the nature of its business, (viii) pay or declare dividends and (ix) make capital expenditures.

     Prior to the Offering, cash accounts for the Company were controlled on a centralized basis by the Parent and, accordingly, cash receipts and disbursements had been received or made through the Parent and were recorded as due from Parent and affiliates. Subsequent to the Offering, the Company will maintain its own centralized cash management system. In the ordinary course of business, cash has been provided to the Parent by way of intercompany advances to service its debt obligations and for general corporate purposes. This practice continued until the consummation of the Offering and was discontinued after such time. Upon consummation of the Offering, these intercompany advances (approximately $29.7 million at June 30, 1998) were canceled and forgiven, and the Company had a minimal amount of cash and cash equivalents on hand at that time. See "Certain Relationships and Related Transactions".

     Prior to the Offering, the Company's issued and outstanding Common Stock was pledged as security for the Parent's 10 3/8% Senior Notes due 2002 ($126.5 million principal amount). Prior to the Offering, the Company and each of the Parent's direct and indirect domestic operating subsidiaries had, jointly and severally, fully and unconditionally guaranteed, on a senior subordinated basis, the Parent's 11 1/4% Senior Subordinated Notes due 2007 ($95.0 million principal amount). Immediately after consummation of the Offering, the Company was released from its obligations under the Parent's debt instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - Continued

     For the six months ended June 30, 1998, the Company's operating activities provided cash flow of $3.0 million compared to $2.1 million of cash flow provided by operating activities in the same period in 1997, primarily as a result of increased earnings ($2.0 million) partially offset by an increase in inventories ($1.4 million) when compared to the same period in 1997.

     Investing activities for the six months ended June 30, 1998 and 1997 used cash flows of $234,000 and $302,000, respectively for capital expenditures.

     Financing activities for the six months ended June 30, 1998 and 1997 used cash flows of $2.7 million and $1.6 million, respectively. The activity in 1998 and 1997 was principally comprised of net advances to the Parent and affiliated subsidiaries and, in 1998, included $4.1 million of net borrowings under the Revolving Credit Facility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q and in certain documents incorporated by reference herein constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such "forward-looking" statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements. Such factors are more fully described in the Company's filings with the Securities and Exchange Commission which should be considered in connection with a review of this report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

       Not Applicable

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Reference is made to the Company's Prospectus, dated July 15, 1998, filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     Exhibit Number

      1  Amendment to Underwriting Agreement dated August 13, 1998**

     10  Credit Agreement **

     27  Article 5 Financial Data Schedule **

     **  Filed electronically herewith **

  (b)   Report on Form 8-K - None

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   AMERICAN BANKNOTE CORPORATION

    By: s/ Joshua C. Cantor
    Joshua C. Cantor
    President

    By: s/ Richard P. Macchiarulo
    Richard P. Macchiarulo
    Vice President - Finance
    Chief Financial Officer and
    Chief Accounting Officer

    Date: August 14, 1998

                             Exhibit Index

     List of Exhibits Pursuant to Item 601 of Regulation S-K:

 Exhibit

 1   Amendment to Underwriting Agreement dated August 13, 1998

10   Credit Agreement

27   Article 5 Financial Data Schedule