Form 10-Q
period 1998-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 1998-11-13
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

                       Telephone - Area Code 914-592-2355

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. /x/ Yes / / No

At November 13,1998 - 13,636,000 shares of common stock were outstanding.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                        PAGE
                                                                         NO.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

      Unaudited Condensed Balance Sheets
       September 30, 1998 and December 31, 1997. . . . . . . . . . . . . 3

      Unaudited Condensed Statements of Income
       For the Three and Nine Months Ended September 30, 1998
       and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

      Unaudited Condensed Statement of Stockholders'
       Equity For the Nine Months Ended September 30, 1998 . . . . . . . 5

      Unaudited Condensed Statements of Cash Flows
       For the Nine Months Ended September 30, 1998 and 1997 . . . . . . 6

      Notes to Unaudited Condensed Financial Statements. . . . . . . . . 7

 Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . .  14

 Item 3. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . . . . .  21


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  22

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  22

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

                                                   SEPTEMBER        DECEMBER
                                                   30, 1998         31, 1997
                                                    --------       --------

                      ASSETS

Current assets
  Cash and cash equivalents .................       $  1,180       $    253
  Accounts receivable, net of allowance for
    doubtful accounts of $267 and $375 ......         17,755         14,479
  Inventories, net of allowances of
    $451 and $215 ...........................          8,561          5,989
  Deferred income taxes .....................            471            471
  Prepaid expenses and other ................            543             95
                                                    --------       --------
          Total current assets ..............         28,510         21,287
Machinery, equipment and leasehold
  improvements, net .........................          5,317          5,695
Other assets ................................            577             43
Excess of cost over net assets acquired,
  net of accumulated amortization of
  $1,832 and $1,568 .........................          8,529          8,793
                                                    --------       --------
                                                    $ 42,933       $ 35,818
                                                    ========       ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Revolving credit ..........................       $  5,476       $    674
  Accounts payable and accrued expenses .....          6,620          3,312
                                                    --------       --------
          Total current liabilities .........         12,096          3,986
Other long-term liabilities .................            460            460
Deferred income taxes .......................          1,564          1,590

Commitments and Contingencies - Note E

Stockholders' equity
  Common Stock, par value $.01 per share,
    authorized, 30,000,000 shares; issued and
    outstanding 13,636,000 shares ...........            136            136
  Additional paid-in-capital ................         11,627         11,627
  Retained earnings .........................         17,050         41,015
                                                    --------       --------
                                                      28,813         52,778
  Due from Former Parent and affiliates .....             --        (22,996)
                                                    --------       --------
          Total stockholders' equity ........         28,813         29,782
                                                    --------       --------
                                                    $ 42,933       $ 35,818
                                                    ========       ========


            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)


                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                             ------------------------        ------------------------
                                                1998           1997            1998            1997
                                             --------        --------        --------        --------

Sales ................................       $ 10,524        $  8,104        $ 27,140        $ 19,641

Costs and expenses:
  Cost of goods sold .................          3,781           2,617          10,226           7,837
  Selling and administrative .........          1,872           1,448           4,630           3,861
  Depreciation and amortization ......            237             288             821             869
                                             --------        --------        --------        --------
                                                5,890           4,353          15,677          12,567
                                             --------        --------        --------        --------
                                                4,634           3,751          11,463           7,074

Other, Net:
   Interest income ...................             11              77             163             229
   Other income, net .................              3              89              75             152
   Interest expense ..................           (151)            (44)           (396)            (44)
                                             --------        --------        --------        --------
                                                 (137)            122            (158)            337
                                             --------        --------        --------        --------
Income before income taxes ...........          4,497           3,873          11,305           7,411
Income taxes .........................          1,726           1,598           4,462           3,057
                                             --------        --------        --------        --------
Net income ...........................       $  2,771        $  2,275        $  6,843        $  4,354
                                             ========        ========        ========        ========

Net income per share basic and diluted       $   0.20        $   0.17        $   0.50        $   0.32
                                             ========        ========        ========        ========


            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 1998
(In thousands)


                                       Common Stock     Additional                 Due From
                                       --------------    Paid-In    Retained    Former Parent
                                       Shares  Amount    Capital    Earnings   and Affiliates     Total
                                      ------------------------------------------------------------------

Balance January 1, 1998. . . . .      13,636     $136     $11,627    $41,015      $(22,996)      $29,782

Change during period . . . . . .                                                    (7,812)       (7,812)

Deemed dividend to Former Parent                                     (30,808)       30,808             -

Net income . . . . . . . . . . .                                       6,843                       6,843
                                      ------------------------------------------------------------------

Balance September 30, 1998 . . .      13,636     $136     $11,627    $17,050      $      -       $28,813
                                      ======     ====     =======    =======      ========       =======




            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                                            Nine Months Ended
                                                                         ------------------------
                                                                              September 30
                                                                         ------------------------
                                                                           1998            1997
                                                                         --------        --------
Operating Activities:
  Net cash from operations after adjustments to
    reconcile net income to net cash provided by
    operating activities .........................................       $  7,683        $  5,373

Changes in operating assets and liabilities:

    Accounts receivable ..........................................         (3,276)         (1,452)
    Inventories ..................................................         (2,572)           (990)
Prepaid expenses and other .......................................           (456)              6
Accounts payable, accrued expenses and other .....................          3,282            (252)
                                                                         --------        --------
Net cash provided by operating activities ........................          4,661           2,685

Investing Activities:
    Capital expenditures .........................................           (179)           (395)
                                                                         --------        --------

Net cash used in investing activities ............................           (179)           (395)
                                                                         --------        --------
Financing Activities:
  Deferred financing costs .......................................           (545)             --
Advances to Former Parent and affiliates, net ....................         (7,812)         (5,029)
  Revolving credit borrowings, net ...............................          4,802           2,913
                                                                         --------        --------
Net cash used in financing activities ............................         (3,555)         (2,116)
                                                                         --------        --------

Increase in cash and cash equivalents ............................            927             174
Cash and cash equivalents - beginning of period ..................            253             136
                                                                         --------        --------

Cash and cash equivalents - end of period ........................       $  1,180        $    310
                                                                         ========        ========

Supplemental disclosure of cash payments for:
 Taxes ...........................................................       $  2,649        $  3,057
                                                                         ========        ========
  Interest .......................................................       $    358        $     27
                                                                         ========        ========
Supplemental schedule of noncash financing activities:
 Advances to Former Parent and affiliates canceled and
   deemed a dividend ................................................    $ 30,808            $  -
                                                                         ========        ========



            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

      American Bank Note Holographics, Inc. (the "Company"), incorporated in the State of Delaware, was a wholly-owned subsidiary of American Banknote Corporation (the "Former Parent"). On July 20, 1998 (the "Offering Date"), pursuant to an effective Registration Statement on Form S-1, the Former Parent completed the sale of 13,636,000 shares of the Company's common stock in an initial public offering (the "Offering") comprising 100% of its investment in the Company. The Company did not receive any proceeds from the Offering. Additionally, in connection with the Offering, the amounts due from the Former Parent and affiliates of approximately $30.8 million were canceled and deemed to be a dividend. (See Note D).

      Through the Offering date, as a wholly-owned subsidiary, the Former Parent provided the Company with certain corporate and administrative services. The financial position and operations of the Company through the Offering Date may have differed from the results that may have been achieved had the Company operated as an independent entity. The Company has entered into a transitional services agreement with the Former Parent to provide administrative services for a limited time as needed. Since the Offering Date the Company has not required any such services and it is not anticipated that any will be needed in the future.

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

Sales Recognition

      Sales are generally recognized when goods are shipped. However, pursuant to terms with certain customers, completed items are sometimes stored at the Company's secure premises and, in these instances, sales are recognized when the goods are transferred to the on-site secured facility. At September 30, 1998 and December 31, 1997, accounts receivable from these customers totaled $3.9 million and $7.8 million respectively.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - continued

Net Income Per Share

      Net income per share is computed based on the number of outstanding shares of common stock after giving retroactive effect to the stock split effected in connection with the offering. The weighted-average shares outstanding were 13,636,000 for the three and nine months ended September 30, 1998 and 1997. For the period from the Offering Date to September 30, 1998, 900,000 shares of common stock that are reserved for the exercise of stock options that have been issued at the Offering Date were excluded from diluted earnings per share. The exercise price of these options was greater than the average market price of the underlying common stock for that period and their inclusion would be antidilutive to diluted earnings per share.

Business Information

      Sales to MasterCard were approximately 16.6% and 33.7% of total sales for the nine months ended September 30, 1998 and 1997, respectively. Sales to manufacturers of VISA credit cards were approximately 37.4% and 22.7% of total sales for the nine months ended September 30, 1998 and 1997, respectively. At September 30, 1998 and December 31, 1997, accounts receivable from these customers approximated $13.3 million and $11.6 million, respectively.

Impact of Accounting Pronouncements

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and nine months ended September 30, 1998 was the same as reported net income.

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

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, is effective for periods beginning after June 15, 1999. The Company is currently evaluating the effect of this standard.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE B - INVENTORIES

      Inventories consist of the following (in thousands):

                        September     December
                        30, 1998      31, 1997
                         ------       ------
Work in process ......   $5,267       $2,369
Origination costs*....    2,622        2,581
Raw materials ........      672        1,039
                         ------       ------
                         $8,561       $5,989
                         ======       ======



* Includes approximately $0.6 million and $0.8 million, respectively, of costs relating to work for customers in anticipation of orders in the ordinary course of business.

NOTE C - LONG-TERM DEBT

      After the consummation of the Offering, the Company entered into a $30.0 million credit facility agreement (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase"), as Agent, in July 1998 which replaced a revolving credit facility agreement the Company entered into together with the Former Parent in January 1996 (the "Prior Credit Facility"). The Revolving Credit Facility consists of a $10.0 million senior revolving credit facility for working capital and general corporate purposes and a $20.0 million facility for the acquisition of companies in related businesses. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and a commitment to pledge the capital stock of any future subsidiaries.

      The Company's ability to borrow under the revolving credit portion of the Revolving Credit Facility is evaluated under a Borrowing Base (as defined therein). Such Borrowing Base is a fixed percentage of eligible accounts receivable plus a fixed percentage of eligible raw material and finished goods inventory. Additionally, the Company must make monthly interest payments in the case of any Alternate Base Loan (as defined therein) or Eurodollar Loan (as defined therein) at a floating rate

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE C - LONG-TERM DEBT, Continued


equal to either Chase's Alternate Base Rate (as defined therein) or LIBOR, plus a margin as determined in accordance with the terms of the Revolving Credit Facility.

      Under the Revolving Credit Facility, the Company paid an arrangement fee of 1.0% and an upfront fee of 0.5% of the Revolving Credit Facility. The Company is also required to pay a commitment fee of 0.5% per annum on the average daily unused amount of the Revolving Credit Facility. The latest maturity date of all the loans under the Revolving Credit Facility will be July 20, 2004. The Revolving Credit Facility contains certain covenants which restrict the Company's ability to, among other things, (i) incur additional indebtedness,
(ii) incur certain liens and encumbrances, (iii) make investments in other persons, (iv) guaranty the indebtedness of other persons, (v) sell or dispose of its assets, (vi) incur any rental or lease commitments, (vii) materially alter the nature of its business, (viii) pay or declare dividends and (ix) make capital expenditures.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE D - RELATED PARTY TRANSACTIONS

      The financial statements reflect both allocated and, where readily determinable, actual expenses for services provided by the Former Parent and affiliates through the Offering Date. Where allocations have been utilized, the Company and its Former Parent and affiliates recorded transactions based upon systematic and reasonable methods, including but not limited to, sales, asset values, and headcount all as a percent of total.

      The amounts by major category of historical transactions with the Former Parent and affiliates follow for the period from January 1, 1998 to July 20, 1998 (in thousands):

Due from (to) Former Parent and affiliates:
   Balance at beginning of period (3)..................    $22,996
      Income tax liability payable to Former Parent....     (2,422)
      Taxes paid to Former Parent......................      2,422
      Cash advances to Former Parent...................      8,233
      Deferred Offering costs..........................        182
      Allocation of employee benefits(1)...............       (402)
      Allocation of security services..................       (100)
      Sales and administration expenses(2).............       (244)
      Intercompany interest (3)........................        156
      Executive benefits(4)............................        (13)
                                                           -------
   Balance at end of period............................    $30,808
                                                           =======


-----------

(1) Primarily medical, life and disability insurance premiums.

(2) Includes legal fees and allocated portion of audit fees.

(3) Includes a $5.3 million note receivable from the Former Parent bearing interest at 5 3/4% per annum.

(4) Includes value of restricted stock of the Former Parent.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - continued

NOTE D - RELATED PARTY TRANSACTIONS - Continued

      The amounts due from Former Parent and affiliates have been canceled and deemed to be a dividend as of the Offering Date.

      In addition to the above, the Company had sales of $1.4 million and $0.2 million in the nine months ended September 30, 1998 and 1997, respectively, to the Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the nine months of 1998 or 1997. Trade accounts receivable from the Former Parent and affiliates were $1.1 million and $0.7 million at September 30, 1998 and December 31, 1997, respectively. There were no trade payables to the Former Parent and affiliates at September 30, 1998 or December 31, 1997.

NOTE E - COMMITMENTS AND CONTINGENCIES

      On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadows Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., American Banknote Company and the Company. The complaint alleges that the defendants are indebted to the bankruptcy estate for royalty payments under a 1981 license agreement and that the Company is liable for unpaid royalties in the amount of $226,322, $853,582 and $568,762 for 1990, 1991 and through July
1992, respectively, plus attorney's fees and interest on unpaid amounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of sales.

                                       Three Months Ended           Nine Months Ended
                                         September 30                September 30
                                       1998          1997         1998          1997
                                      -----         -----        -----         -----

Sales .........................       100.0%        100.0%       100.0%        100.0%
Costs and expenses:
  Cost of goods sold ..........        35.9          32.3         37.7          39.9
  Selling and administrative ..        17.8          17.9         17.1          19.7
  Depreciation and amortization         2.3           3.6          3.0           4.4
                                      -----         -----        -----         -----
Operating income ..............        44.0          46.2         42.2          36.0
Other income ..................           -           1.1          0.2           0.8
Interest, net .................        (1.3)          0.4         (0.8)          0.9
                                      -----         -----        -----         -----
Income before income taxes ....        42.7          47.7         41.6          37.7
Net income ....................        26.3%         28.1%        25.2%         22.2%



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Sales. Sales increased by $2.4 million, or 29.9%, from $8.1 million for the three months ended September 30, 1997 to $10.5 million for the three months ended September 30, 1998. The increase in sales was primarily due to increased sales of product authentication and other security hologram applications and increases in transaction card hologram volumes. The increase in product authentication and other security application sales was primarily due to higher demand for these products and the addition of new customers during the quarter.

      Cost of Goods Sold. Cost of goods sold increased by $1.2 million, from $2.6 million for the three months ended September 30, 1997 to $3.8 million for the three months ended September 30, 1998. As a percentage of sales, cost of goods sold increased from 32.3% in the three months ended September 30, 1997 to 35.9% for the same period in 1998. The increase in cost of goods sold is principally due to increased product authentication and other security application sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

      Selling and Administrative. Selling and administrative expenses increased by $0.5 million, from $1.4 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. The increase in expenses was principally due to increased commissionable sales. As a percentage of sales, selling and administrative expenses decreased from 17.9% for the three months ended September 30, 1997 to 17.8% for the three months ended September 30, 1998.

      Depreciation and Amortization. Depreciation and amortization decreased from $288,000 for the three months ended September 30, 1997 to $237,000 for the three months ended September 30, 1998 as a result of the retirement of certain machinery and equipment in 1998.

      Other Income.  Other income remained relatively unchanged.

      Interest, Net. Interest, net decreased from $33,000 of income for the three months ended September 30, 1997 to $140,000 of expense for the three months ended September 30, 1998 as a result of increased interest expense on the Revolving Credit Facility (defined below). Interest income in both periods represents interest on a note due from the Former Parent.

      Income Taxes. Income taxes are based on an estimated annual effective tax rate. Income taxes increased by $0.1 million, from $1.6 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998, as a result of higher taxable income due to the factors described above. The rate and amount for the periods from prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Sales. Sales increased by $7.5 million, or 38.2%, from $19.6 million for the nine months ended September 30, 1997 to $27.1 million for the nine months ended September 30, 1998. The increase in sales was primarily due to increased product authentication and other security hologram application sales as well as increased transaction card hologram sales. The increase in product authentication and other security application hologram sales was primarily due to higher demand for these products and the addition of new customers during this period. The increase in transaction card holograms sales is primarily due to increased multicard issuances resulting from growth in loyalty programs and competition among financial institutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

      Cost of Goods Sold. Cost of goods sold increased by $2.4 million, from $7.8 million for the nine months ended September 30, 1997 to $10.2 million for the nine months ended September 30, 1998. As a percentage of sales, cost of goods sold decreased from 39.9% in the nine months ended September 30, 1997 to 37.7% for the same period in 1998.

      Selling and Administrative. Selling and administrative expenses increased by $0.8 million, from $3.8 for the nine months ended September 30, 1997 to $4.6 million for the nine months ended September 30, 1998. As a percentage of sales, selling and administrative expenses decreased from 19.7% for the nine months ended September 30, 1997 to 17.1% for the nine months ended September 30, 1998. This percentage decrease was due primarily to increased sales in 1998.

      Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

      Other Income, Net.  Other income remained relatively unchanged.

      Interest, Net. Interest, net decreased from $0.2 million of income for the nine months ended September 30, 1997 to $0.2 million of expense for the nine months ended September 30, 1998 as a result of increased interest expense on the Revolving Credit Facility. Interest income in both periods represents interest on a note due from the Former Parent.

      Income Taxes. Income taxes are based on an estimated annual effective tax rate. Income taxes increased by $1.4 million, from $3.1 million for the nine months ended September 30, 1997 to $4.5 million for the nine months ended September 30, 1998, as a result of higher taxable income due to the factors described above. The rate and amount for the periods from prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had $1.2 million in cash and cash equivalents and working capital of $16.4 million. The Company also had $4.5 million of availability under its revolving credit facility agreement which was entered into on July 20, 1998 (See Below).

      After the consummation of the Offering, the Company entered into a $30.0 million credit facility agreement (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase"), as Agent, in July 1998 which replaced a revolving credit facility agreement the Company entered into together with the Former Parent in January 1996 (the "Prior Credit Facility"). The Revolving Credit Facility consists of a $10.0 million senior revolving credit facility for working capital and general corporate purposes and a $20.0 million facility for the acquisition of companies in related businesses. The Company repaid its outstanding borrowings under the Prior Credit Facility of approximately $4.7 million by borrowing an equal amount under the Revolving Credit Facility. The Revolving Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and a commitment to pledge the capital stock of any future subsidiaries.

      The Company's ability to borrow under the revolving credit portion of the Revolving Credit Facility is evaluated under a Borrowing Base (as defined therein). Such Borrowing Base is a fixed percentage of eligible accounts receivable plus a fixed percentage of eligible raw material and finished goods inventory. Additionally, the Company must make monthly interest payments in the case of any Alternate Base Loan (as defined therein) or Eurodollar Loan (as defined therein) at a floating rate equal to either Chase's Alternate Base Rate (as defined therein) or LIBOR, plus a margin as determined in accordance with the terms of the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - Continued

      Under the Revolving Credit Facility, the Company paid an arrangement fee of 1.0% and an upfront fee of 0.5% of the Revolving Credit Facility. The Company is also required to pay a commitment fee of 0.5% per annum on the average daily unused amount of the Revolving Credit Facility. The latest maturity date of all the loans under the Revolving Credit Facility will be July 20, 2004. The Revolving Credit Facility contains certain covenants which restrict the Company's ability to, among other things, (i) incur additional indebtedness,
(ii) incur certain liens and encumbrances, (iii) make investments in other persons, (iv) guaranty the indebtedness of other persons, (v) sell or dispose of its assets, (vi) incur any rental or lease commitments, (vii) materially alter the nature of its business, (viii) pay or declare dividends and (ix) make capital expenditures.

      Prior to the Offering, cash accounts for the Company were controlled on a centralized basis by the Former Parent and, accordingly, cash receipts and disbursements had been received or made through the Former Parent and were recorded as due from the Former Parent and affiliates. Since the Offering Date, the Company is maintaining its own centralized cash management system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - Continued

      For the nine months ended September 30, 1998, the Company's operating activities provided cash of $4.7 million compared to $2.7 million of cash provided by operating activities in the same period in 1997, primarily as a result of increased earnings ($2.5 million), and increases in accounts payable, accrued expenses and other ($3.5 million), partially offset by an increase in accounts receivable ($1.8 million) and inventories ($1.6 million) when compared to the same period in 1997.

      Investing activities for the nine months ended September 30, 1998 and 1997 used cash of $0.2 million and $0.4 million, respectively, for capital expenditures.

      Financing activities for the nine months ended September 30, 1998 and 1997 used cash of $3.6 million and $2.1 million, respectively. The activity in 1998 and 1997 was principally comprised of net advances to the Former Parent and affiliates of $7.8 million and $5.0 million and $4.8 million and $2.9 million of net borrowings under the Revolving Credit Facility, respectively.

YEAR 2000 ISSUE

      The Year 2000 issue is the result of computer programs using only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer applications could fail or create erroneous results. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the economy and the Company. The Company uses computer information systems and manufacturing equipment, which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment, which use date sensitive software. The Company recognizes the importance of the Year 2000 issue and it has been given high priority.

      In 1997 the Company began to review the production equipment used in the manufacture of its products as well as the systems related to the infrastructure of the Company's manufacturing and office facilities. The Company is continuing to inventory and verify Year 2000 readiness of computer controlled manufacturing equipment and computer controls for its manufacturing and office facilities.

This effort is approximately 50 percent complete and requires validation of equipment from the equipment manufacturer. It is estimated that this process will be completed by December 1998.

      In 1998 the Company began evaluating and testing its internal computer information systems. This effort involves plans for creating or purchasing replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 compliant. The Company expects to have substantially converted or replaced computer information systems for its entire business operations by the end of the first quarter of 1999 with an estimated cost of approximately $300,000.

      Also, in 1998 the Company began to assess the Year 2000 problem remediation efforts of the Company's suppliers, including providers of services such as utilities, and customers where there is a significant business relationship. These efforts however provide no assurances that the Company will not be affected by the Year 2000 problems of other organizations. It is estimated that this process will be completed by December 1998.

      The costs associated with the Company's Year 2000 remediation are being expensed as incurred; and were not material to the performance of the Company for previous periods and are not expected to be material relative to the future performance of the Company. The Company's current estimates of the amount of costs and time necessary to remediate and test its computer systems are based on the facts and circumstances existing and known at this time. These estimates were made using assumptions of future events including the continued availability of certain resources, implementation success by key third parties and other factors.

      If the Company is unsuccessful or if the remediation efforts of its key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on the Company's results and financial condition. The Company's contingency plan is currently limited to such precautionary measures as an anticipated increased level of finished goods and raw materials to minimize the potential disruption in the Company's ability to manufacture and distribute products and also the identification of alternate suppliers. At this time, however, the Company is unable to quantify any potential adverse impact but will continue to monitor and evaluate the situation.


SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

      Certain statements in this Form 10-Q and in certain documents incorporated by reference herein constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such "forward-looking" statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements. Such factors are more fully described in the Company's filings with the Securities and Exchange Commission, which should be considered in connection with a review of this report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      Not Applicable

      PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to the "Legal Proceedings" section of the Company's Prospectus, dated July 15, 1998 filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          27   Article 5  Financial Data Schedule**
          **   Filed electronically herewith**
      (b) Report on Form 8-K - None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      AMERICAN BANK NOTE HOLOGRAPHICS CORPORATION

      By: s/ Joshua C. Cantor
          ---------------------
      Joshua C. Cantor
      President

      By: s/ Richard P. Macchiarulo
          -------------------------
      Richard P. Macchiarulo
      Vice President - Finance
      Chief Financial Officer and
      Chief Accounting Officer

      Date: November 13, 1998