Form 10-K
period 1998-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 1999-12-22
CIK 1052489

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD OF           TO

                           COMMISSION FILE NO. 1-3410

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                                        13-3317668
            (STATE OR OTHER JURISDICTION OF                                                       (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                                 IDENTIFICATION NUMBER)

                399 EXECUTIVE BOULEVARD
                      ELMSFORD, NY                                                                           10523
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                        (ZIP CODE)

                                 (914) 592-2355
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  __   No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock, $.01 par value, held by non-affiliates of the registrant on December 15, 1999 was $20,454,000.

     The aggregate number of shares of common stock, $.01 par value, outstanding on December 15, 1999 was 13,636,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                 1998 FORM 10-K

                            ------------------------

                               TABLE OF CONTENTS

PART I
--------
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

PART II
--------
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   25

PART III
--------
Item 10.  Directors, Executive Officers and Key Employees of
            Registrant................................................   26
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   32
Item 13.  Certain Relationships and Related Transactions..............   33

PART IV
--------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   35

Index to Financial Statements.........................................   36

Financial Statements..................................................  F-1

                                     PART I

ITEM 1.  BUSINESS.

     American Bank Note Holographics, Inc. ("ABNH") originates, mass-produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. Our ability to control the diffraction of light ("origination") using proprietary processes in a secure, controlled manufacturing environment has enabled us to become a market leader in security holography. Our products are used by over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Europay, Merck and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for packaging and promotional applications.

     We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

     - our reputation as a quality supplier of secure holograms with 18 years of experience in the industry,

     - our expertise in holographic technology and production and our extensive patent portfolio,

     - our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit, and

     - our two efficient, ISO 9000 certified manufacturing facilities, which allow us to mass produce high-quality holograms at a low cost in a secure environment.

     In January 1999, ABNH disclosed that its previously issued financial statements for 1996, 1997 and the first three quarters of 1998 all required restatement. This gave rise either directly or indirectly to several other issues that were significant to ABNH. We have restated those financial statements which are included in this Form 10-K, and we have devoted substantial resources to address the various issues that arose from the need to restate these financial statements.

THE HOLOGRAPHY INDUSTRY

     A hologram is a laser-generated, three-dimensional reproduction of an object, produced on a two-dimensional surface. A hologram controls the diffraction of light at pre-determined angles to create specific visual imagery. When a hologram is viewed from different angles, features such as depth and movement, unseen in normal two-dimensional photographs, are seen by the viewer. Holograms can also include information that is visible only with the aid of special devices.

     The holography market is divided into three main sectors: security, promotion and packaging.

     SECURITY

     The security sector of the holography market includes credit and other transaction cards, product authentication and documents of value. Holography, combining art and science, allows each customer to develop its own unique hologram with which to identify and protect its product. The secure hologram can also incorporate certain covert data, which are only machine readable, about the particular products shipped or purchased. Holograms provide the following major benefits as security devices:

     - the three-dimensional imagery, combined with the high degree of skill and capital investment required to replicate holograms and various proprietary hidden and visible security features, makes exact duplication and replication of holograms on a mass-production basis extremely difficult and presents obstacles to counterfeiting,

     - the unique visual aspects of a hologram are easily recognizable, making authentication of products and documents possible by both experts and laymen without special machinery, equipment or training, and

     - the adhesives used to affix the hologram permanently to a product or a document may be specially designed to make it readily apparent if there is any attempt to remove or tamper with the hologram.

     The security sector of the holography market includes:

     Transaction Cards. In the early 1980's, we began marketing our secure holograms for use on credit cards and, as a result, helped to create and expand the security sector of the holography market. Since that time, the use of holograms on credit cards and other transaction cards has continued to grow. The most common examples of secure holograms are the distinctive MasterCard globes and VISA dove found on their various credit and transaction cards. In recent years, consumers demanding fast, convenient and secure methods of payment have increasingly supplemented traditional payment systems such as checks and cash with card-based payments, such as debit, credit and charge cards.

     Product Authentication. The use of product authentication holograms is driven by concerns regarding counterfeiting, piracy, pilfering, diversion and other infractions that can result in lost sales, lost goodwill and product liability claims. Holograms have gained increasing acceptance as authentication devices in, among others, the electronics, pharmaceutical, licensed consumer products (e.g., clothing, sporting goods and software) and entertainment event marketing industries and in high value consumer and industrial products (e.g., laser printers, electronic components, computer hardware and software, videocassettes and compact discs). Product authentication holograms are either machine or hand-applied to individual products. A holographic label that is tampered with can become permanently damaged, leaving a visible footprint on the product. Customers distinguish hologram providers in the product authentication sector of the holography market on the basis of security features offered, secure production control capabilities and price.

     Documents of Value. Concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, passports, business cheques, gift certificates, vouchers, certificates of deposit, stamps (postage and revenue), tickets and other financial instruments. We believe that an increasing number of countries are using holograms in their currencies and we expect the market for holograms on currency to continue to grow.

     PROMOTION

     The unique visual appeal of holograms makes them attractive for use on consumer products and for retail advertising. Promotional holography is used for "short run," low-end products, including greeting cards, decorative clothing, point-of-purchase displays, and for certain advertising. The manufacturing processes utilized for the creation of promotional holograms are not as complex, secure or proprietary as those used in creating security holograms. Competition is based primarily on price, turn-around time, design and reliability.

     PACKAGING

     Holograms can also be used as ribbons and papers for gift-packaging and paper and plastic wrapping for packaging of food and other products. These lower-margin, commodity-type holograms are generally used on consumer product packaging solely for their eye-catching appeal, including packaging for candy, beer, toothpaste, soft-drinks and other consumer products. The manufacturing processes utilized for the creation of packaging holograms are not as complex, secure or proprietary as those used in creating security holograms. Customers distinguish between suppliers primarily based upon quality, price and production capacity.

STRATEGY

     In 1999, we started to implement a strategy that included the following components:

     Build a New, Strong Management Team and Workforce. In 1999, ABNH's Chairman and Chief Executive Officer, President and Chief Operating Officer, VP Finance, Controller, and VP Operations all resigned from their positions with ABNH. As a result, ABNH recruited the following persons to its management team:
Kenneth Traub, President; Salvatore D'Amato, Chairman; Russell LaCoste, Executive Vice President of Corporate Development and Marketing; Alan Goldstein, Chief Financial Officer; George Condos, Controller; and Peter Sorbo, Director of Research and Development and Engineering. We also restructured operations to improve accountability and reduce expenses. We believe that we have been successful in retaining our most important employees and we have created a much stronger management team and organization. We intend to continue to strengthen our organization.

     Improve Capital Structure and Reduce Debt. At the time of its initial public offering, ABNH had approximately $5.2 million of secured bank debt and nominal cash. Following the disclosure of the need to restate its prior period financial statements, ABNH was notified by its commercial bankers, led by The Chase Manhattan Bank, that it was in default on its bank debt. In early 1999, we implemented improved cost control and balance sheet management initiatives in order to improve cash flow and reduce debt. We also negotiated an amendment to the loan agreement with Chase which waived the existing defaults, and then closed a refinancing with Foothill Capital Corporation, which enabled us to repay the Chase facility and improve our capital structure. We believe that this improvement to our capital structure gives us additional flexibility to invest in the business for the long term.

     Improve Operating Controls. We are in the process of implementing new financial and manufacturing software to comply with Year 2000 issues and to improve our management reporting capabilities. We believe these systems will significantly improve the information available to management to manage the business. We have also put in place new policies and procedures and changed reporting relationships and responsibilities.

     Reestablish Credibility Among Our Constituents and Within Our
Industry. This year, ABNH was under a great deal of scrutiny by concerned customers, suppliers, employees, lenders, stockholders, lawyers, regulators and others. We hope to reestablish our credibility through the continued execution of the strategy described herein. We also hope to continue to enhance our reputation in our industry through increased attention to product quality, innovation and customer service.

     Protect and Enhance Our Position in Our Core Transaction Card Business. We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with companies such as MasterCard, VISA, Europay, Diners Club and Discover. We have managed these relationships very closely in 1999, and hope to continue to strengthen them. This year we extended our position in this market with a new relationship with American Express. We hope to leverage our strong position and expertise in producing holograms for transaction cards into other growth opportunities including identification cards, product authentication and documents of value.

     Develop New Products and Innovations. We have been a leading innovator in the origination and mass production of secure holograms and we expect to continue to emphasize the development of new technologies and products for our target markets. Currently, we are seeking to develop higher resolution holograms, new ways to increase the information stored on a hologram and improvements to machine-readable features on our holograms. We are also developing improvements to our products that have applications for tamper apparent seals, bank notes (currency), personal identification documents and other markets.

     Develop New Market Opportunities. We have started to pursue new applications and markets for our products. For instance, we believe there is an increasing demand for holograms on bank notes, and we have started to develop improved solutions that better meet the needs and requirements of this market.

     Protect and Leverage Our Intellectual Property Position. We believe our patent portfolio is very valuable and we intend to leverage our intellectual property and patent rights. This year, we succeeded in persuading a competitor to pay past due royalties in connection with a patent license agreement that we had entered into previously. We intend to continue to protect our intellectual property and enforce our patent rights.

     Grow through Strategic Acquisitions. While much of our time during 1999 was spent on the issues described above, in 2000 we intend to pursue strategic acquisitions that provide operating synergies or access to new customers or technologies.

PRODUCTS

     Our secure holography products can be grouped into three categories: embossed holograms on hot stamp foils, pressure-sensitive labels and laminates.

     Embossed Holograms on Hot Stamp Foils. These holograms are designed for permanent application to plastic (e.g., transaction cards), paper (e.g., currency) and other substrates through the application of heat and pressure to the hologram. We use specific heat activated adhesives to ensure even bonding of the hologram to the substrate, and the exposed side of the hologram is treated with protective coatings to ensure durability and wear resistance. Our embossed holograms on hot stamp foils also possess a degree of flexibility that helps them to avoid problems such as cracking or flaking. Our customers for embossed holograms on hot stamp foils include MasterCard, approved manufacturers of VISA cards, American Express, Discover, Diners Club and Europay.

     Pressure Sensitive Labels. These labels are designed to be applied using pressure by hand or by machine to create a permanent bond to the intended substrate. We have developed proprietary and patent pending features that make tampering apparent. If removed, the label leaves a distinctive mark or pattern and the removed material is unusable. The labels can be laser numbered or ink-jet numbered for security, control and traceability. These labels are designed primarily as a security device for branded merchandise, luxury goods and pharmaceuticals. Our customers for pressure sensitive labels include 3M, Merck, Eli Lilly, Playboy and Sony.

     Laminates. Laminates are used primarily in identification products. We have patented our method of making the hologram visible at specific angles and invisible at other pre-determined angles. Our patented see-through, demetallized product also protects the information on the identification document (card, passport or paper credential) from alteration and provides additional security. Fully metallized laminates are used on products such as hang tags for apparel, "full face" transaction cards and magazine covers. Adhesives for laminates can be formulated for application through both heat and pressure as well as pressure only, depending upon the customer's specific requirements. Our customers for laminates include the U.S. government, China and Colombia.

PRODUCTION PROCESS

     We are one of the most experienced security production companies in the holographic industry. We have two ISO certified security production facilities containing a total of nine origination laboratories and 17 mass replication lines as well as extensive security and quality control procedures. We also have a large and sophisticated distribution network for secure holographic products.

     Our production process is integrated to handle most aspects of production, including raw materials sourcing, processing, finishing, packaging, storage and logistics. From time to time, we subcontract certain production functions to third parties. The production process consists of the following four steps:

     DESIGN

     The first step of the production process is the design of the hologram. In the art department, our experienced personnel work with the customer to develop a conceptual design that incorporates the necessary features, both security and non-security, to satisfy the customer's requirements.

     ORIGINATION

     After the design has been completed, various laser-ready components (magnetic floppy disc, three dimensional sculpture, flat art, etc., referred to as "information") are delivered to one of our nine origination studios.

     The conversion from information to hologram is based on our ability to record light in an organized format. Coherent light, which is delivered by a laser, is best understood as light which has one wavelength of the visible spectrum and possesses a high degree of organization. The coherent light is split into two beams (the object beam and the reference beam) directed toward photo-resist treated glass. The object beam is interfered with by the information before continuing its travel toward the photo-resist treated glass. The reference beam is not interfered with and travels directly toward the photo-resist treated glass.

     The object beam then interferes with the reference beam, creating an interference pattern which is recorded on the light sensitive photo-resist glass. After developing the photo-resist glass, the film is re-illuminated approximating the original angle(s) of the reference beam. The resulting interference pattern within the film reflects some of the light, striking it into a re-creation of the pattern of light that originally came from the object beam, due to a property of light called diffraction. The reflected light, now organized and containing all information that the object beam once carried, allows the viewer to see all of the information in three dimensions, true color or with other desired effect.

     There are less complex methods of creating a hologram origination than the process described above. However, in our opinion, the above process produces the clarity, depth perception, movement and mass replication properties that are essential components of our secure holograms. We further believe that our largest competitors in the security sector may use similar processes.

     PLATE MAKING

     Once the origination process is completed, a plate is created in order to permit mass production. The "one-on" image is "step and repeated" to a pre-determined size with multiple identical images recorded on a photo-resist glass. The glass is then converted to a production plate in an electrolytic process where nickel is grown on the surface of the glass. Nickel is used because its molecular nature allows for an exact transfer of the origination to the production plate. We believe that our proprietary plate making process is an important component of our ability to mass produce our secure holograms.

     The electrolytic process creates different "generations" of plates prior to the production phase. Each generation, identical to the last, creates a more wear resistant plate for use in a mass production environment, thereby extending the useful life of the plate. The production plate will have varying degrees of hardness, depending upon the processes used in production.

     MASS PRODUCTION

     Manufacturing specifications are determined in collaboration with the customer. We and the customer typically enter into production planning where drawings and overall specifications are written and distributed to the various production and quality control departments.

     We employ two methods of mass-production of holograms. Hard embossing transfers images to an aluminum foil/polyester substrate through heat and pressure. Heat and pressure on the holographic plate force the holographic image into the foil, which is then converted into the final product.

     The other method of production is In-Situ Polymeric Replication, which was developed by us. Using this method, a polymer is transferred to a substrate (polyester, polypropylene, etc.) which is then put in contact with the holographic plate so that holographic imagery is replicated. The material is then metallized using a vacuum deposition process.

     Finishing for both methods may include some combination of demetallization, application of adhesive, slitting, die-cutting and custom numbering. The completed holographic material may then be applied to the customer's product.

RESEARCH AND PRODUCT DEVELOPMENT

     We have devoted significant attention to research and product development to continue to enhance our origination, replication and mass production capabilities. Our R&D has enabled us to create new technologies and proprietary production processes and to deliver innovative products to the marketplace.

     Over the past several years, members of our staff have developed a number of new products, including a tamper-apparent label and a tamper-apparent heat seal laminate for use in identification card and passport products. We are seeking to develop new ways to deliver higher resolution beyond what is currently available in the security sector of the holography market. Additionally, the development of machine-readable holograms has been a priority for the research and product development department. Machine-readable technology may enable holographic products to be compatible with optical bar code technology for a variety of applications, including both simple product validation or authentication and more sophisticated uses.

MANUFACTURING SUPPORT

     The research and product development department assists the manufacturing department in addressing various process and quality issues. Our research and product development staff has also been involved in several manufacturing process improvements, including the discovery of a means to increase significantly the lifetime of nickel plate shims and the development of an automated plate layout program that has reduced layout time from two weeks to less than one day.

MANUFACTURING FACILITIES

     See "Item 2. -- Properties."

SALES AND MARKETING

     In 1998, we provided holographic products to over 200 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we believe we are one of only two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Europay and numerous other companies.

     We currently employ an Executive Vice President of Corporate Development and Marketing, a Vice President of Sales and Marketing, three full-time, incentive-compensated salespeople and three sales service personnel. We also utilize incentive-based international sales agents around the world.

     All pricing decisions are made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as Expopak, the International Holographics Manufacturers Association trade show, the International Card Manufacturers Association trade show and the Card Tech/SecurTech trade show. In the future, we intend to participate in security, transaction card, brand protection, packaging, pharmaceutical, labeling and document trade shows, both domestically and internationally.

COMPETITION

     The holography industry is highly competitive and highly fragmented. A number of our competitors are larger or are divisions of larger companies, and have greater financial resources, than us. In the holography industry, competition is generally based on technology, price, product quality and customer service. We also compete with other non-holographic methods or devices. We believe our position in the security sector of the holography market is attributable to our technical expertise, years of experience and reputation in the mass production of secure holograms.

TRADEMARKS AND PATENTS

     We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection, to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We currently hold approximately 35 U.S. patents and numerous foreign patents, as well as patents pending and service marks that are used in our business. We believe our patent portfolio is valuable and we intend to continue to leverage the value of our intellectual property and patent rights.

     There can be no assurance as to the degree of protection offered by our patents, the success of any of our enforcement actions or the likelihood that patents will be issued for pending applications. Competitors in the United States and foreign countries may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products.

     In 1997, our United States patent numbers 4,728,377 and 4,913,504 (the "Gallagher Patents"), which relate to a certain process for applying a hologram, were invalidated by a U.S. federal court. While the invalidation of these U.S. patents does not prevent us from producing and marketing any of our holograms, it does prevent us from asserting these patents against parties that are making, selling and using the claimed inventions of these patents solely in the United States. However, the corresponding foreign patents remain valid and outstanding, and we believe they are important patents in the international holographic industry. This year, we succeeded in persuading a foreign competitor to pay us past due royalties in excess of $800,000 and to resume paying royalties under a license agreement that we had entered into previously relating to certain foreign counterparts of the Gallagher patents.

EMPLOYEES

     As of December 15, 1999, we employed 94 persons, of which 57 are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RISK FACTORS

     IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because such factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this form.

     WE ARE DEFENDING A CLASS ACTION LAWSUIT INITIATED BY SOME OF OUR STOCKHOLDERS.

     A consolidated class action complaint against ABNH, certain of its former officers and directors, its former parent (American Banknote Corporation), the four co-lead underwriters of our initial public offering and our auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of our common stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks recission of the purchase of shares of our common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorneys' fees. We and certain other defendants have separately moved to dismiss the complaint. The plaintiffs' discovery requests as well as their motion for class certification have been stayed pending resolution of the respective motions to dismiss. We have commenced settlement discussions with plaintiffs' counsel. We do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of loss with respect thereto. In addition, the timing of the resolution of these proceedings is uncertain. The range of possible resolutions could include judgements against us or settlements that could require substantial payments by us, including costs of defending such suits, which could have a material adverse effect on our financial position, results of operations and cash flows.

     WE ARE BEING INVESTIGATED BY THE U.S. ATTORNEY'S OFFICE AND THE SECURITIES AND EXCHANGE COMMISSION.

     On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation, designating officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate our previously issued financial statements. We have provided numerous documents to and continue to cooperate fully with the SEC staff. We cannot predict the duration of such investigation or its potential outcome.

     The U.S. Attorney's Office for the Southern District of New York has commenced an investigation in connection with matters giving rise to the need to restate our previously issued financial statements, as well as a possible violation in 1998 of the Foreign Corrupt Practices Act. We have not been advised that we are a target of such investigation. We have provided numerous documents to and continue to cooperate fully with the U.S. Attorney's Office. We cannot predict the duration of such investigation or its potential outcome.

     OUR COMMON STOCK IS SUSPENDED FROM TRADING ON THE NEW YORK STOCK EXCHANGE AND WILL NOT RESUME TRADING ON THE NYSE.

     Our common stock was suspended from trading on the New York Stock Exchange in August 1999. Following such suspension, the NYSE indicated that it will apply to delist our common stock. Our common stock will not resume trading on the NYSE, but we intend to seek to have our common stock traded on another stock exchange or quoted on Nasdaq. Current pricing information on our common stock has been available in the "pink sheets" published by National Quotation Bureau, LLC. The "pink sheets" is an unorganized over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market. Therefore, prices for securities traded solely in the "pink sheets" may be difficult to obtain, and our stockholders may find it difficult to resell their shares. Until we are current with our SEC filings, we are effectively unable to apply to list our common stock or other securities with a national securities exchange or Nasdaq.

     WE DEPEND ON CREDIT CARD MANUFACTURERS FOR A SUBSTANTIAL PORTION OF OUR BUSINESS.

     During 1998 and 1997, sales to credit card companies accounted for approximately 70% and 75%, respectively, of our total sales, including MasterCard and approved manufacturers of VISA brand credit cards, which together accounted for approximately 56% and 62% of our total sales in 1998 and 1997, respectively. If either MasterCard or VISA were to terminate its respective relationship with us, or if we were to lose a substantial portion of our business with either of these entities, there would be a material adverse effect on our business, financial condition and results of operations. See
"Business -- Sales and Marketing." We provide holograms to MasterCard pursuant to an agreement which expires in February 2003, subject to automatic renewal if not terminated by either party. During 1999, MasterCard informed us that it believes that ABNH breached certain terms of the agreement in 1997 and 1998. We have been working closely with MasterCard to address issues raised by MasterCard, and we believe our relationship with MasterCard is good.

     Currently, we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. There can be no assurance that we can continue to successfully meet the needs of our customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our future financial performance.

     WE DEPEND ON SINGLE SUPPLIERS FOR SOME KEY PRODUCT COMPONENTS.

     We have historically purchased certain key materials used in the manufacture of our holograms from single suppliers with which we do not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on our financial condition, results of operations and cash flows.

     OUR MANAGEMENT TEAM IS NEW TO OUR COMPANY.

     During 1999 we experienced substantial and significant turnover in our senior management and our board of directors. Consequently, we have only recently assembled our management team. The transition in management could have an impact on our relationship with our employees, suppliers, customers and other constituents.

     RECENT EVENTS MAY CAUSE US TO LOSE EXISTING AND POTENTIAL CUSTOMERS AND SUPPLIERS.

     We have received inquiries from some of our customers and suppliers relating to the previously disclosed adverse events affecting ABNH. Our reputation has been adversely impacted and may continue to be affected by these events. As a consequence, our relationships with existing customers and suppliers may be strained. In addition, our ability to develop potential customers or suppliers to maintain and grow our business may be adversely affected.

     OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE.

     Our future operating results are likely to fluctuate substantially from quarter to quarter. Since a significant portion of our business is derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Other factors that may result in fluctuations in operating results include:

     - customers' promotions,

     - inventory replenishment,

     - card expiration patterns,

     - delivery schedules,

     - changes in the cost of materials or labor,

     - increased R&D expenses,

     - competitive pricing pressures,

     - legal and accounting fees associated with stockholder litigation, government investigations and the restatement of our financial statements, and

     - financing costs.

     WE ARE IN A COMPETITIVE, HIGHLY-FRAGMENTED INDUSTRY WITH MANY COMPANIES COMPETING TO DELIVER A HIGHLY-SPECIALIZED PRODUCT.

     The holography industry is highly competitive. Our competitors, which are numerous and may have more resources than us, may take away market share or compete with us on the basis of price, which may erode our prices and margins. Increasing competition in the market for our security holograms has resulted in declining sales prices for these products over the past few years.

     Competition is based on a number of factors, such as:

     - technology,

     - price,

     - product quality, and

     - customer service.

In addition, an increased use of non-holographic methods or devices in place of our products could reduce demand for our products. A number of competitors are larger or are divisions of larger companies, and have greater financial resources, than us.

     WE HAVE RECENTLY IMPLEMENTED NEW INFORMATION AND ACCOUNTING SYSTEMS, AND WE ARE STILL IMPLEMENTING ADDITIONAL IMPROVEMENTS TO OUR SYSTEMS.

     We are in the process of implementing new financial and manufacturing software to comply with Year 2000 issues and to improve our management reporting capabilities. We believe these systems will significantly improve the information available to management to manage the business. The implementation of these new systems is time-consuming and expensive. Any problems that we have in running these systems or that our employees have in adapting to these new systems could materially and adversely affect our business, financial condition and results of operations.

     OUR BUSINESS DEPENDS UPON OUR INTELLECTUAL PROPERTY WHICH MAY NOT BE SUFFICIENTLY PROTECTED FROM INFRINGERS.

     We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection, to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. There can be no assurance that we will be able to maintain the confidentiality of our trade secrets or that our confidentiality agreements will provide meaningful protection of our trade secrets or other proprietary information. See "Business -- Trademarks and Patents."

     In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may infringe upon the proprietary rights of others, and in the past third parties have claimed, and may in the future claim, infringement by our products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business.

     WE MAY BE SUBJECT TO SIGNIFICANT PRODUCT LIABILITY IN CONNECTION WITH THE PRODUCTS WHICH WE PROVIDE TO OUR CUSTOMERS.

     We provide holograms in connection with a wide range of our customers' products, in which case it is possible that we are subjecting ourselves to product liabilities in association with those products or in connection with the holograms used with those products. Although we maintain product liability insurance, there can be no assurance that such insurance would be available to cover any such claim or available in amounts sufficient to cover all potential liabilities. As a result, product liability claims could have a material adverse effect on our business, financial condition and results of operations.

     SINCE A SIGNIFICANT PERCENTAGE OF OUR SALES ARE DERIVED FROM OVERSEAS CUSTOMERS, OUR EXPORTS AND BUSINESS MAY BE SUBJECT TO SOME RISKS RELATED TO DOING BUSINESS INTERNATIONALLY.

     In 1998 and 1997, 28% and 25%, respectively, of our sales were derived from customers outside the United States. All export sales are denominated in U.S. dollars. International sales are subject to risks, including:

     - United States and international regulatory requirements and policy changes,

     - political and economic instability,

     - difficulties in accounts receivable collection,

     - tariffs and other barriers, and

     - difficulty in attracting, retaining and managing international representatives.

We cannot be certain that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. See "Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATION AND IS ALWAYS SUBJECT TO ENVIRONMENTAL LIABILITY.

     Our operations are subject to federal, state and local environmental laws and regulations. If we fail to comply with applicable rules and regulations, we could be subject to monetary damages and injunctive action, which could materially and adversely affect our business, financial condition or results of operations. We believe that we are currently in material compliance with applicable laws and regulations. However, to the extent future laws and regulations are adopted or interpretations of existing laws and regulations change, new requirements may be imposed on our future activities or may create liability retroactively.

     OUR FORMER PARENT COMPANY, ABN, HAS EXPERIENCED FINANCIAL DIFFICULTY DURING 1999, AND WE MAY HAVE RISKS ASSOCIATED WITH ABN'S POTENTIAL INABILITY TO PAY ITS OBLIGATIONS TO US AND TO THIRD PARTIES.

     Our former parent company, ABN, has experienced financial difficulty during 1999. On December 8, 1999, ABN filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The petition seeks approval for a financial restructuring resulting in the cancellation of certain of ABN's outstanding indebtedness in exchange for equity in ABN as well as the amendment of the repayment terms of certain other outstanding indebtedness of ABN. The petition does not seek to affect ABN's trade obligations or payables in the ordinary course.

     In connection with our IPO, we entered into a number of agreements with ABN that require ABN to indemnify us under certain circumstances. However, ABN's financial difficulty may result in its inability to indemnify us. In addition, we are co-defendants with ABN in some ongoing litigation in which we could be held jointly and severally liable along with ABN. In such an event the plaintiffs may be unable to collect any money from ABN and may instead attempt to pursue collection from us. For more details on this litigation, see "Item
3. -- Legal Proceedings." Any inability of ABN to indemnify us or to pay any liabilities for which we are jointly and severally liable could have a material adverse effect on our financial position, results of operations and cash flows.

     WE CURRENTLY HAVE NO INTENTION OF PAYING DIVIDENDS AND ANY DIVIDENDS WE MAY PAY WILL DEPEND ON CERTAIN FACTORS.

     We intend to retain all earnings, if any, for use in our business. We do not anticipate paying cash dividends in the foreseeable future.

     SHARES CURRENTLY HELD BY STOCKHOLDERS MAY BE SUBJECT TO DILUTION DUE TO THE POTENTIAL ISSUANCE OF PREFERRED STOCK.

     Our certificate of incorporation permits the issuance of up to 5,000,000 shares of preferred stock and permits the board of directors to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. Although we have no current plans to issue shares of preferred stock, the potential issuance of preferred stock may have the effect of:

     - delaying, deferring or preventing a change in control of our company,

     - may discourage bids for the common stock at a premium over the market price of the common stock, and

     - may adversely affect the market price of, and the voting and other rights of the holders of the common stock.

     WE REMAIN VULNERABLE TO YEAR 2000 COMPLIANCE PROBLEMS IN OUR SYSTEMS AND THOSE OF OUR SUPPLIERS AND CUSTOMERS, WHICH COULD POTENTIALLY DISRUPT OUR OPERATIONS AND MAY REQUIRE GREATER THAN ANTICIPATED REMEDIAL EXPENSES.

     We are preparing for the impact of the Year 2000 on our operations. Year 2000 issues could include potential problems in our information technology and other systems that we use in our operations. Year 2000 system failures could affect routine but critical operations such as forecasting, purchasing, production, order processing, inventory control, shipping and billing and collections. In addition, system failures could affect security, payroll operations and employee safety. Third parties who fail to adequately address their own Year 2000 issues could also expose us to potential risks.

     Systems and applications that we have identified to date as not currently being Year 2000 compliant include financial software systems (which process order entry, purchasing, production management, general ledger, accounts receivable, accounts payable functions, and payroll applications) and critical applications in our manufacturing facilities. We have completed the inventory and verification of the Year 2000 readiness of computer-controlled manufacturing equipment and computer controls for our manufacturing and office facilities, and we have completed our assessment of the Year 2000 remediation efforts of our suppliers and customers where there is a significant business relationship. We expect to complete the conversion or replacement of the computer information systems for our entire business operations by December 31, 1999. Our failure to complete our Year 2000 compliance work in a timely manner and the failure of our third-party suppliers and customers to become Year 2000 compliant could have a material adverse impact on our business, financial condition and results of operations.

     At this time, we believe that the most likely "worst case" scenario relating to Year 2000 involves the loss of utility service, rendering us unable to manufacture and distribute. We have developed a contingency plan that includes such precautionary measures as managing inventory levels, the deployment of manual systems, the use of alternate computer software that we currently own and using outside contractors. At this time, however, we cannot currently estimate either the likelihood or potential adverse impact of such failures.

     We currently estimate that the total cost of addressing and remedying Year 2000 issues and enhancing our operating systems will be approximately $425,000, which does not include internal costs associated with our Year 2000 remediation. Our internal costs associated with our Year 2000 remediation are being expensed as incurred, and have not been material to our past performance and are not expected to be material relative to our future performance. No funds were expended related to our Year 2000 remediation during 1998. Through October 31, 1999, approximately $380,000 was expended and approximately $45,000 will be expended during the period November 1, 1999 through December 31, 1999 in connection with the remediation and testing of our computer systems. Our current estimates of the amount of costs and time necessary to remediate and test our computer systems are based on the facts and circumstances existing and known at this time. These estimates were made using assumptions of future events including the continued availability of certain resources, implementation success by key third parties and other factors.

     See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure" for more details of our Year 2000 assessment and compliance efforts.

ITEM 2.  PROPERTIES.

     We maintain secure hologram manufacturing facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania. We believe that our existing facilities are adequate to meet our current requirements and that additional suitable space will be available as needed.

     Our 57,200 square foot facility at Elmsford, New York serves as our headquarters and includes our art department, origination facilities, plate making facilities and the manufacturing site for the mass production of numerous holographic products. Our origination facilities include nine laser laboratories.

     Our 30,000 square foot facility at Huntingdon Valley, Pennsylvania is dedicated to the mass production of security holograms primarily for transaction cards.

     Both facilities are constantly monitored for security, and have uniformed security personnel on site, 24 hours a day, seven days a week. The Director of Security is responsible for the physical security of both facilities, access and egress, monitoring employee integrity, and safeguarding of machinery, materials, work-in-process and finished product until shipping. The security department witnesses material destruction and supervises the transfer of security shipments. Each facility is equipped with full perimeter alarms enhanced by window glass break sensors, internal motion detectors and closed circuit video monitoring of security sensitive areas.

ITEM 3.  LEGAL PROCEEDINGS.

     On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation, designating officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate ABNH's previously issued financial statements. We have provided numerous documents to and continue to cooperate fully with the SEC staff. We cannot predict the duration of such investigation or its potential outcome.

     The U.S. Attorney's Office for the Southern District of New York has commenced an investigation in connection with matters giving rise to the need to restate our previously issued financial statements, as well as a possible violation in 1998 of the Foreign Corrupt Practices Act. We have not been advised that ABNH is a target of such investigation. We have provided numerous documents to and continue to cooperate fully with the U.S. Attorney's Office. We cannot predict the duration of such investigation or its potential outcome.

     A consolidated class action complaint against ABNH, certain of its former officers and directors, ABN, the four co-lead underwriters of our IPO and our auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of our common stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of our common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorneys' fees. We and certain other defendants have separately moved to dismiss the complaint. The plaintiffs' discovery requests as well as their motion for class certification have been stayed pending resolution of the respective motions to dismiss. We have commenced settlement discussions with plaintiffs' counsel. We do not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of loss with respect thereto. In addition, the timing of the resolution of these proceedings is uncertain. The range of possible resolutions could include judgements against us or settlements that could require substantial payments by us, including costs of defending such suits, which could have a material adverse effect on our financial position, results of operations and cash flows.

     On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadows Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., ABN and us. The complaint alleged that the defendants were indebted to the bankruptcy estate for royalty payments under a 1981 license and that we were liable for unpaid royalties for 1990 in the amount of $226,322, for 1991 in the amount of $853,582 and through July 1992 in the amount of $568,762, plus attorney's fees and interest on unpaid amounts. The defendants and Trustee entered into a settlement agreement which was approved by an order of the bankruptcy court on September 10, 1999, whereby the defendants agreed to pay the Trustee $150,000, of which $135,000 has been paid with the balance of $15,000 payable one-hundred twenty days following entry of the order. The full amount of the settlement has been accrued at December 31, 1998.

     In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against us, ABN and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgment was entered on March 19, 1999 for $175,639, with attorneys' fees still to be assessed. Plaintiffs' counsel has stated that he would seek in excess of $300,000 in attorneys' fees. Such judgment was entered only against ABN, which contends that we should contribute to the payment of the judgment. The defendants have appealed and the plaintiffs have filed a cross-appeal, both of which are still pending. The plaintiffs and defendants are currently engaged in settlement discussions.

     On August 17, 1999, we commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to us for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York, where it is currently pending. On December 1, 1999, we received the defendant's answer to our complaint and counterclaims alleging millions of dollars in damages arising from ABNH's alleged breach of a 1993 agreement pursuant to which ABNH sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. We do not believe that the outcome or resolution of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

     In 1998, ABNH fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that ABNH breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. We do not believe that the agreement was breached, and we are in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer.

     We currently and from time to time are involved in litigation (as both plaintiff and defendant) incidental to the conduct of our business; however, other than the shareholder litigation described above, we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material impact on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Our common stock was traded on the New York Stock Exchange under the symbol "ABH" from the time of our initial public offering on July 15, 1998 to August 3, 1999, when trading in our common stock was suspended. The following table sets forth the high and low closing prices of our common stock for each quarter of 1998 and 1999 during which it traded on the NYSE.

                                                               HIGH      LOW
                                                              ------    -----
1998
Third Quarter (from July 15, 1998)..........................  $ 8.56    $4.88
Fourth Quarter..............................................   18.00     5.81
1999
First Quarter...............................................  $17.00    $1.63
Second Quarter..............................................    3.88     2.06
Third Quarter (through August 2, 1999)......................    3.06     1.63

     Our common stock was suspended from trading on the NYSE on August 3, 1999 because we had not filed our annual report for the year ended December 31, 1998 or our quarterly report for the quarter ended March 31, 1999 within the SEC's prescribed time period. Following such suspension, the NYSE indicated that it would apply to delist our common stock. In the interim, our common stock has been traded in the over-the-counter market.

     The following table sets forth the high and low closing prices of our common stock for each quarter of 1999 during which it has traded on the over-the-counter market.

                                                              HIGH      LOW
                                                              -----    -----
1999
Third Quarter (from August 3, 1999).........................  $3.06    $1.25
Fourth Quarter (through December 15, 1999)..................  $3.05    $1.50

     The price of our common stock has been quoted on the "pink sheets" published by the National Quotation Bureau, LLC (ticker symbol: "ABHH"). The "pink sheets" is an unorganized over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.

     As of December 15, 1999, there were approximately 60 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1994       1995       1996       1997       1998
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (AS RESTATED -- SEE NOTE 1)
STATEMENT OF INCOME DATA:
Sales....................................  $21,900    $27,865    $27,516    $23,085    $28,669
  Costs and expenses:
     Cost of goods sold..................   14,141     13,787     14,710     12,153     19,064
     Selling and administrative..........    4,673      4,576      4,711      5,813      6,291
     Depreciation and amortization.......    1,066      1,203      1,141      1,136      1,080
                                           -------    -------    -------    -------    -------
                                            19,880     19,566     20,562     19,102     26,435
                                           -------    -------    -------    -------    -------
  Operating income.......................    2,020      8,299      6,954      3,983      2,234
  Other income...........................      244        113        196        821        554
  Interest, net..........................      305        305        305        146       (400)
                                           -------    -------    -------    -------    -------
  Income before taxes on income..........    2,569      8,717      7,455      4,950      2,388
  Taxes on income........................    1,198      3,663      3,117      2,130      1,269
                                           -------    -------    -------    -------    -------
  Net income.............................  $ 1,371    $ 5,054    $ 4,338    $ 2,820    $ 1,119
                                           =======    =======    =======    =======    =======
Net income per share:
  Basic and diluted......................  $  0.10    $  0.37    $  0.32    $  0.21    $  0.08
Weighted average shares outstanding:
  Basic..................................   13,636     13,636     13,636     13,636     13,636
  Diluted................................   13,636     13,636     13,636     13,636     13,701

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1994       1995       1996       1997       1998
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
                                                 (AS RESTATED -- SEE NOTE 1)
BALANCE SHEET DATA:
Working capital..........................  $10,426    $11,208    $ 9,431    $ 8,684    $ 2,023
  Total assets...........................   30,329     29,366     27,742     27,515     30,820
  Total debt.............................       --         --         --        674      5,968
  Total stockholders' equity.............   26,513     25,452     22,434     21,165     14,530

---------------
(1) The financial data as of and for the years ended December 31, 1997 and 1996 have been restated as described in Note 11 to the Financial Statements. As of December 31, 1994, retained earnings have been reduced by approximately $278,000, net of applicable income taxes, for the effects of certain overbillings during 1991 through 1994. Additionally, during the year ended December 31, 1994, sales and net income have been reduced by approximately $60,000 and $35,000, respectively, for the effects of this overbilling.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with "Item 6. -- Selected Financial Data" and our financial statements, including the notes thereto, appearing elsewhere in this report.

     On January 19, 1999, ABNH announced that the audit committee of its board of directors initiated an investigation into circumstances that gave rise to the need to restate prior period financial statements. The audit committee's investigation has since been completed, and, as a result of its findings, ABNH has restated its previously issued financial statements for 1996, 1997 (see Note 11 to the financial statements) and the first three quarters of 1998. The effects of the restatement are presented in Note 11 to the financial statements and have been reflected herein.

OVERVIEW

     ABNH was, until July 20, 1998, a wholly-owned subsidiary of ABN. On that date, ABN completed the sale of 13,636,000 shares of our common stock in a public offering, representing ABN's entire investment in ABNH. We did not receive any proceeds from the IPO. Additionally, in connection with the IPO, the amounts due from ABN and affiliates of approximately $33.9 million were cancelled and deemed to be a dividend. Immediately following our IPO, we had approximately $5.2 million of secured bank debt and nominal cash. As a wholly-owned subsidiary, we were provided certain corporate and administrative services by ABN, including financial reporting, treasury functions, tax planning and compliance, risk management, human resources and legal services. Additionally, because ABN managed cash and financing requirements centrally, interest expense and financing requirements prior to the IPO were based on the existing capital structure. Our results prior to the IPO might have differed from the results that might have been achieved had we operated as an independent entity.

     ABNH originates, mass-produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. Our ability to control the diffraction of light ("origination") using proprietary processes in a secure, controlled manufacturing environment has enabled us to become a market leader in security holography. Our products are used by over 200 companies worldwide. We also produce non-secure holograms for packaging and promotional applications. Our sales of holograms for credit card security applications generally carry higher gross margins than sales for other applications.

     Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries have utilized holograms as authentication devices to reduce potential losses. Also, concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, passports, business cheques, gift certificates, vouchers, certificates of deposit, stamps (postage and revenue), tickets and other financial instruments.

     Our sales are derived from the sale of our security and commercial holograms. In 1998, we derived approximately 95% of our sales from security applications and approximately 5% from commercial applications. A significant portion of our business was derived from orders placed by a limited number of large customers, and variations in the timing of such orders can cause significant fluctuations in our sales.

     We are currently dependent on certain credit card companies for a substantial portion of our business, including MasterCard and manufacturers of VISA brand credit cards. Sales to MasterCard were approximately 30%, 35%, and 23%, respectively, and sales to Visa card manufacturers were approximately 26%, 27%, and 31%, respectively, of sales for the years ended December 31, 1998, 1997 and 1996. We are the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, we were informed by MasterCard that it believes that we breached certain terms of the agreement in 1998 and 1997. We have been working closely with MasterCard to address issues raised by MasterCard, and believe our relationship with MasterCard is good. We do not have long-term purchase contracts with VISA and we supply holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us or substantially reduce their orders, there would be a material adverse effect on our business, financial condition, results of operations and cash flows.

     Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product with the right of return where we are unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. During the first quarter of 1998, we recorded sales of approximately $6.5 million under this arrangement.

     We have historically purchased certain key materials used in the manufacture of our holograms from single suppliers, with which we do not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on our financial position, results of operations and cash flows.

     During 1998, 1997 and 1996, export sales accounted for approximately 28%, 25% and 32%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

     Cost of goods sold includes raw materials such as nickel, foils, films and adhesives; labor costs; manufacturing overhead; and hologram origination costs (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process). As a result, costs of goods sold are affected by product mix, manufacturing yields, costs of hologram originations and changes in the cost of raw materials and labor.

     Selling and administrative expenses primarily consist of salaries, benefits and commissions for our corporate, sales, marketing and administrative personnel and marketing and advertising expenses for our services and products.

     Sales may fluctuate from quarter to quarter due to changes in customers' ordering patterns. Customers do not typically provide us with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers' promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for us to anticipate.

     In accordance with a tax allocation agreement in effect through the date of our IPO, we were included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of ABN and made payments to ABN based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. We computed our Federal, state and local income tax provision as if we were filing separate income tax returns, without regard to the tax allocation agreement. In October 1999, an affiliate of ABN received an assessment for approximately $0.9 million of taxes and interest from the City of New York relating to the years ended December 31, 1990, 1991 and 1992. We were included in the combined City of New York income tax returns of ABN for the periods covered by the assessment and had previously made payments to ABN based on amounts which would have been payable if the combined income tax returns were not filed. We are contingently liable, jointly and severally, for U.S. Federal, state and local income taxes for periods in which we are included in the consolidated or combined income tax returns of ABN. Amounts paid to ABN in excess of amounts which would have been payable had we filed separate tax returns have been charged to Due from

Former Parent and affiliates. For periods subsequent to our IPO, we will file our own U.S. Federal and state income tax returns.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

     Sales. Sales increased by $5.6 million, or 24.2%, from $23.1 million in 1997 to $28.7 million in 1998. The increase in sales was due primarily to an increase in sales of security holograms for credit cards of $2.9 million and other security holograms of $2.7 million. Sales in the fourth quarter of 1998 were impacted by approximately $3.0 million in sales (including the sale of goods originally shipped on consignment) at discounts from normal selling prices in exchange for immediate payment. We believe that, in the absence of such discounts, a portion of these sales would have occurred in 1999; therefore, it is anticipated that sales, related gross margins and net income will be adversely affected in the first quarter of 1999. The contractual net unit sales price applicable to MasterCard was reduced in September 1998 by approximately 5%. At December 31, 1998, we had customer advances approximating $1.5 million which represented payments received from customers for products, at a discount from the normal sales price in exchange for immediate payment, which have not yet been shipped ($1.2 million) and for products shipped with the right of return ($0.3 million) where we are unable to reasonably estimate the level of returns. We anticipate that sales will be recognized in 1999 from these transactions.

     Cost of Goods Sold. Cost of goods sold increased by $6.9 million, or 56.6%, from $12.2 million in 1997 to $19.1 million in 1998. As a percentage of sales, cost of goods sold increased from 52.8% in 1997 to 66.6% in 1998. This increase reflects increases in the amortization of origination costs (which are charged to costs of goods sold based on the total number of holographic images estimated to be produced) due to lower volumes of sales than had been originally estimated (5%), increases in origination costs which were incurred in anticipation of orders which did not materialize (5%), increased provisions for obsolete and excess inventory due primarily to quality considerations and lower of cost or market adjustments (7%), the effects on gross margin of the sales discounts referred to above (1%), an increase in warranty expense (1%), and increases in royalty expenses (2%), offset by an increase in the gross margins on our sales mix (7%).

     Selling and Administrative Expenses. Selling and administrative expenses increased by $0.5 million, from $5.8 million in 1997 to $6.3 million in 1998. As a percentage of sales, selling and administrative expenses decreased from 25.1% in 1997 to 22.0% in 1998. The increase in expenses is primarily attributable to increased sales commissions of $0.4 million relating to the increase in sales, increased administrative salaries of $0.2 million relating to new hires and salary increases, and increased costs relating to shareholder communications and other costs associated with public ownership of $0.4 million, offset by a decrease in provisions for bad debts of $0.4 million.

     Depreciation and Amortization. Depreciation and amortization remained relatively unchanged in 1998 compared to 1997. As a percentage of sales, depreciation and amortization decreased from 4.9% in 1997 to 3.8% in 1998.

     Other Income. Other income decreased by $0.2 million from $0.8 million in 1997 to $0.6 million in 1998. This decrease in other income was primarily due to a change in 1997 in the estimate of 1996 royalties resulting from information not reported by a licensee until 1997.

     Interest, net. Interest, net decreased by $0.5 million from $0.1 million in net income in 1997 to $0.4 million net expense in 1998. This decrease was due to increased interest expense under the revolving credit facility of $0.4 million and a reduction in interest income from ABN of $0.1 million as a result of the cancellation of the $5.3 million note receivable from ABN that bore interest at 5.75% per annum, which was included in the deemed dividend discussed above.

     Income Taxes. Income taxes for periods prior to the IPO are based on taxes that would have been paid had we operated on a stand-alone basis. Income taxes decreased by $0.8 million, from $2.1 million in 1997 to $1.3 million in 1998, as a result of lower taxable income due to the factors described above. For a reconciliation of income taxes from the federal statutory rate to our effective rate, see Note 5 to our financial statements.

     Net Income. As a result of the foregoing, net income decreased by $1.7 million, or 60.7%, from $2.8 million in 1997 to $1.1 million in 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

     Sales. Sales decreased by $4.4 million, or 16.0%, from $27.5 million in 1996 to $23.1 million in 1997. The decrease in sales was due primarily to a decrease in commercial hologram sales of $2.2 million and a decrease of $2.2 million in sales of security holograms for credit cards.

     Cost of Goods Sold. Cost of goods sold decreased by $2.5 million, or 17.0%, from $14.7 million in 1996 to $12.2 million in 1997. As a percentage of sales, cost of goods sold decreased from 53.5% in 1996 to 52.8% in 1997.

     Selling and Administrative Expenses. Selling and administrative expenses increased by $1.1 million, or 23.4%, from $4.7 million in 1996 to $5.8 million in 1997. As a percentage of sales, selling and administrative expenses increased from 17.1% in 1996 to 25.1% in 1997. This increase in selling and administrative expenses was due primarily to a bad debt charge of $800,000 associated with a product development project. In addition, approximately $300,000 of expenses were incurred in 1997 in connection with our ISO 9000 certification.

     Depreciation and Amortization. Depreciation and amortization remained relatively unchanged from 1996 to 1997. As a percentage of sales, depreciation and amortization increased from 4.1% in 1996 to 4.9% in 1997.

     Other Income. Other income increased by $0.6 million from $0.2 million in 1996 to $0.8 million in 1997. This increase was primarily due to a change in 1997 in the estimate of 1996 royalties resulting from information not reported by a licensee until 1997.

     Interest, net. Interest, net, decreased by $0.2 million from $0.3 million in 1996 to $0.1 million in 1997 as a result of interest on the revolving credit facility. Interest income in both years represents interest on a note due from ABN.

     Income Taxes. Income taxes for periods prior to the IPO are based on taxes that would have been paid had we operated on a stand-alone basis. Income taxes decreased by $1.0 million from $3.1 million in 1996 to $2.1 million in 1997, as a result of lower taxable income due to the factors described above. For a reconciliation of income taxes from the federal statutory rate to our effective rate, see Note 5 to our financial statements.

     Net Income. As a result of the foregoing, net income decreased by $1.5 million, or 34.9%, from $4.3 million in 1996 to $2.8 million in 1997.

SEASONALITY

     Our sales have not generally exhibited substantial seasonality. However, our sales and operating results to date have, and future sales and therefore operating results may, continue to fluctuate from quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, any change in the pricing of our products and the mix of products sold. Because a significant portion of our business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Customers do not typically provide us with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers' promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for us to anticipate. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by us or our competitors, delays in research and development of new products, increased R&D expenses, availability and cost of materials from our suppliers, competitive pricing pressures and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had $4.3 million in cash and cash equivalents and working capital of $2.0 million. This cash balance included cash generated from sales in the fourth quarter of 1998 at a discount from the normal sales price in exchange for immediate payment and from customer advances, as well as the effects of an increase in accounts payable. A substantial portion of this cash was subsequently utilized for repayments under our revolving credit agreement, the payment of trade payables, and for costs relating to the audit committee investigation discussed above. We estimate that the total amount to be expended in connection with the audit committee investigation and related restatement efforts will approximate $4.0 million. These costs will be charged to operations as incurred and will adversely impact 1999 operating results and cash flows. At September 30, 1999, we had $1.0 million of cash and cash equivalents, $2.3 million payable under our revolving credit agreement with Foothill Capital Corporation and no further availability under the borrowing base formula of our revolving credit agreement.

     On July 20, 1998, contemporaneously with our IPO, we entered into a $30.0 million credit facility agreement, consisting of a $20.0 million acquisition facility and a $10.0 million working capital facility, maturing on July 20, 2004, which replaced a facility we had entered into with an affiliate of ABN. Substantially all of our assets were secured under the terms of the credit agreement. At the time of the IPO, approximately $5.2 million was due and owing under the credit agreement. At December 31, 1998, the $5.6 million outstanding under the credit agreement exceeded the maximum permitted borrowings, as defined, pursuant to the borrowing base formula, as defined, under the credit agreement. In February 1999, the lenders notified us that we were in default under the credit agreement. On March 31, 1999, the credit agreement was amended, whereby the maximum permitted borrowings was reduced to the lesser of $4.5 million or the maximum permitted borrowings under a borrowing base formula, as defined. Borrowings under the amended credit agreement bore interest at the lender's alternate base rate, as defined, plus 0.5%. On July 20, 1999, the amended credit agreement was further amended, whereby (1) all existing events of default were waived, (2) the latest maturity date of all loans outstanding was changed to January 20, 2000 and (3) the maximum permitted borrowings was reduced to $4.0 million, which was to decline monthly until December 31, 1999 when the maximum permitted borrowings was to be $2.6 million. The second amended credit agreement provided for borrowings under a revolving credit line bearing interest at the lender's alternate base rate, as defined, plus 2% (8.0% at December 31, 1998), subject to a borrowing base formula, as defined. As consideration for the second amended credit agreement, we paid a fee of $40,000 and issued warrants to purchase up to 781,645 shares of our common stock, subject to anti-dilution rights, at $4.50 per share. Such warrants were terminated on September 29, 1999 pursuant to the second amended credit agreement when amounts outstanding under the second amended credit agreement were repaid, as described below.

     On September 29, 1999, amounts then outstanding under the second amended credit agreement were repaid when we entered into a loan and security agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank, maturing on September 29, 2004. The loan and security agreement, which is secured by substantially all of our assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the loan and security agreement bear interest at the lender's reference rate, as defined, plus 1.5%, which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the loan and security agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments.

     The loan and security agreement contains covenants customary for credit facilities of a similar nature, including limitations on our ability to, among other things, (1) declare dividends or repurchase or redeem stock, (2) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (3) make loans and investments, (4) incur additional debt, (5) amend or otherwise alter material agreements or enter into restrictive agreements, (6) make capital expenditures in any fiscal year in excess of $2.5 million, (7) engage in mergers, acquisitions and asset sales, (8) engage in certain transactions with affiliates and (9) materially alter the nature of our business. Additionally, under the terms of the loan and security agreement, we are required to achieve Year 2000 compliance by December 31, 1999. We are also required to comply with specified financial covenants and ratios and must provide to the lender our March 31 and June 30, 1999 unaudited financial statements by December 15, 1999 and our September 30, 1999 unaudited financial statements by December 31, 1999. The loan and security agreement provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, adverse judgments in excess of $0.2 million, and change of ownership and control.

     As a result of the amended credit agreement, in the first quarter of 1999 we will write off unamortized deferred financing costs of approximately $0.4 million relating to the credit agreement. As a result of the second amended credit agreement, in the third quarter of 1999 we will write off unamortized deferred financing costs of approximately $59,000 relating to the amended credit agreement. As a result of the loan and security agreement, in the third quarter of 1999 we will write off the remaining unamortized deferred financing costs (approximately $31,000) relating to the second amended credit agreement.

     During 1998 and 1997, the weighted average interest rate of outstanding borrowings was approximately 8.4% and 9.0%, respectively. The average aggregate borrowings during 1998 and 1997 was approximately $5.2 million and $0.9 million, respectively.

     Prior to our IPO, our cash accounts had been controlled on a centralized basis by ABN and, accordingly, cash receipts and disbursements had been received or made through ABN and were recorded as due from ABN and affiliates. Subsequent to our IPO, we maintain our own centralized cash management system. Prior to our IPO, cash had been provided to ABN in the ordinary course of business by way of intercompany advances to service its debt obligations and for general corporate purposes. Upon consummation of our IPO, these intercompany advances were cancelled and included in the deemed dividend to ABN of $33.9 million. Immediately following our IPO, we had approximately $5.2 million of secured bank debt and nominal cash.

     For the year ended December 31, 1998, our operating activities provided cash flow of $7.4 million compared to $4.0 million and $4.6 million of cash flow provided by operating activities in 1997 and 1996, respectively. The increase in cash flows was primarily due to sales in the fourth quarter of 1998, at a discount from the normal sales price in exchange for immediate payment, and customer advances, as discussed above, as well as an increase in amounts owed to vendors.

     Investing activities for the years ended December 31, 1998, 1997 and 1996 used cash flows of approximately $0.4 million, $0.5 million, and $0.4 million, respectively. These activities primarily reflected capital expenditures for the respective years. We anticipate that capital expenditures in 1999 and 2000 will be approximately $0.6 million and $0.7 million, respectively. These amounts include approximately $0.4 million in 1999 for new systems which will be year 2000 compliant, with the balance relating to capital expenditures required to improve production capabilities.

     Financing activities for the years ended December 31, 1998, 1997 and 1996 used cash flows of $3.0 million, $3.4 million and $7.4 million, respectively. The activity in 1998 was comprised of advances to ABN and affiliates ($7.8 million) and deferred financing costs ($0.5 million), offset by borrowings under the revolving credit agreement and other borrowings ($5.3 million). The activity in 1997 and 1996 was comprised principally of advances to ABN and affiliates ($4.1 million and $7.4 million, respectively) and, in 1997, was offset by $0.7 million of borrowings under the then existing revolving credit facility.

     We believe that cash flows from operations, together with cash balances and availability of funds under the loan and security agreement, will be sufficient to meet working capital needs, service debt and fund capital expenditures for the next twelve months.

     We are a party to certain legal proceedings that may affect our financial position. For a description of these proceedings, see "Item 3. -- Legal Proceedings."

     On August 3, 1999, the New York Stock Exchange suspended trading in our common stock for failure to deliver its Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999 on a timely basis. Following the suspension, the NYSE notified us of its intent to apply for delisting of our common stock. Our common stock will not resume trading on the NYSE, but we intend to seek to have our common stock traded on another stock exchange or quoted on Nasdaq.

NEW ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. We adopted SOP 98-1 on January 1, 1999. Adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Cost of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. We adopted SOP 98-5 on January 1, 1999. Adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the balance sheets as either assets or liabilities measured at fair value. We will adopt SFAS No. 133 for the 2001 fiscal year. We are currently evaluating the impact SFAS No. 133 will have on our financial position, results of operations and cash flows.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs using only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer applications could fail or create erroneous results. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could adversely affect the economy and us. We use computer information systems and manufacturing equipment, which may be affected. We also rely on suppliers and customers who are also dependent on systems and equipment, which use date sensitive software. We recognize the importance of the Year 2000 issue and it has been given high priority.

     Late in 1997 we began to review the production equipment used in the manufacture of our products as well as the systems related to the infrastructure of our manufacturing and office facilities. We inventoried and verified Year 2000 readiness of computer controlled manufacturing equipment and computer controls for our manufacturing and office facilities. This equipment included the air conditioning and heating systems, the elevator and all manufacturing equipment. This process was validated by equipment manufacturers and was completed in December 1998.

     In December 1998, we began evaluating and testing our internal computer information systems. This effort involved plans for creating or purchasing replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 compliant. We expect to have converted or replaced computer information systems for our entire business operations by the end of the fourth quarter of 1999 with an estimated total cost of approximately $425,000, which does not include internal costs associated with our Year 2000 remediation. Our internal costs associated with our Year 2000 remediation are being expensed as incurred, and have not been material to our past performance and are not expected to be material relative to our future performance. No funds were expended relating to our Year 2000 remediation during 1998. Through October 31, 1999, approximately $380,000 was expended and approximately $45,000 will be expended in November and December 1999. Our current estimates of the amount of costs and time necessary to remediate and test our computer systems are based on the facts and circumstances existing and known at this time. These estimates were made using assumptions of future events including the continued availability of certain resources, implementation success by key third parties and other factors.

     We are in the process of implementing new financial and manufacturing software to comply with the Year 2000 issues and to improve our management reporting capabilities. All mission critical portions of the software have been pilot tested to insure the correct operation of the hardware and software. We have begun testing in parallel the new financial and manufacturing software, and expect that such testing will include data through November 30, 1999 with an expected completion date of December 15, 1999. Once such parallel testing is completed, we will consider our mission critical hardware and software to be Year 2000 compliant. As the new financial and manufacturing software is implemented and tested, our Year 2000 contingency plan has also been modified to include the Year 2000 compliant capabilities of the new portions of the software.

     Also, in late 1998 we began to assess the Year 2000 remediation efforts of our suppliers, including providers of services such as utilities, and customers where there is a significant business relationship. These efforts however provide no assurances that we will not be affected by the Year 2000 problems of other organizations. This process was completed in March 1999. To date, however, the information received from our suppliers and customers indicate that their respective Year 2000 remediation efforts are on target to achieve Year 2000 compliance by December 31, 1999.

     If we are unsuccessful or if the remediation efforts of our key suppliers or customers are unsuccessful with regard to Year 2000 remediation, there may be a material adverse impact on our results and financial condition. A worst case scenario would include the loss of utility service, rendering us unable to manufacture and distribute. Our contingency plan includes such precautionary measures as managing inventory levels, the deployment of manual systems, the use of alternate computer software that we currently own and the use of outside contractors. At this time, however, we are unable to quantify any potential adverse impact but will continue to monitor and evaluate the situation.

IMPACT OF INFLATION

     In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                     YEAR ENDED DECEMBER 31, 1998(A)
                                          --------------------------------------------------------------------------------------
                                              FIRST QUARTER          SECOND QUARTER           THIRD QUARTER
                                          ---------------------   ---------------------   ---------------------
                                              AS                      AS                      AS
                                          PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                           REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED   FOURTH QUARTER
                                          ----------   --------   ----------   --------   ----------   --------   --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales(b)................................    $7,035     $10,176      $9,581      $4,636     $10,524      $5,091       $ 8,766
Cost of goods sold......................     2,438       4,609       4,007       2,100       3,781       1,930        10,425
Net income (loss).......................     1,793       2,510       2,279         387       2,771         294        (2,072)
Net income (loss) per share -- basic and
  diluted...............................    $ 0.13     $  0.18      $ 0.17      $ 0.03     $  0.20      $ 0.02       $ (0.15)

                                                               YEAR ENDED DECEMBER 31, 1997(A)
                                ---------------------------------------------------------------------------------------------
                                    FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
                                ---------------------   ---------------------   ---------------------   ---------------------
                                    AS                      AS                      AS                      AS
                                PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                 REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                ----------   --------   ----------   --------   ----------   --------   ----------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.........................    $5,241      $6,198      $6,296      $5,969      $8,104      $7,786     $11,274     $ 3,132
Cost of goods sold............     2,629       3,556       2,591       3,189       2,617       2,348       4,075       3,060
Net income (loss).............       657         633       1,422         909       2,275       2,245       3,185        (967)
Net income (loss) per share --
  basic and diluted...........    $ 0.05      $ 0.05      $ 0.10      $ 0.07      $ 0.17      $ 0.16     $  0.23     $ (0.07)

---------------
(a) The financial statements each of the quarters in the period ended September 30, 1998 and the year ended December 31, 1997 have been restated. See Note 11 to the financial statements.

(b) In the first quarter of 1998, ABNH recorded sales of $6.5 million related to a customer order which was transferred to ABNH's on-site secured facility (See Note 1 to the financial statements).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT

     The following table sets forth certain information concerning our directors, executive officers and key employees. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are appointed by the board of directors and serve at the discretion of the board.

NAME                                              AGE                     POSITION(S)
----                                              ---                     -----------
DIRECTORS AND EXECUTIVE OFFICERS:
Salvatore F. D'Amato............................  71    Chairman of the Board
Kenneth H. Traub................................  38    President, Chief Operating Officer and Director
Stephen A. Benton*..............................  58    Director
C. Gerald Goldsmith*............................  71    Director
Russell LaCoste.................................  49    Executive Vice President, Corporate Development
                                                          and Marketing
Alan Goldstein..................................  52    Vice President and Chief Financial Officer
KEY EMPLOYEES:
Michael T. Banahan..............................  41    Vice President, Sales and Marketing
George Condos...................................  37    Controller

---------------
* Member of the audit committee.

     Salvatore F. D'Amato has served as our Chairman of the Board since April 1999 and as a director since March 1999. He was also our Chairman of the Board and President from 1983 to 1990. Mr. D'Amato was President and a director of ABN, our former parent corporation, from 1977 to 1983. Prior thereto he served as Vice President, Engineering and Senior Vice President, Operations with ABN. Mr. D'Amato holds a masters degree in Engineering from Columbia University.

     Kenneth H. Traub has served as our President and Chief Operating Officer since February 1999, as our consultant since January 1999 and as a director since April 1999. Previously, Mr. Traub co-founded Voxware, Inc., a developer of digital speech processing technologies, and served on its board of directors from February 1995 to January 1998 and as its Executive Vice President, Chief Financial Officer and Secretary from February 1995 to April 1998. Prior thereto, Mr. Traub was Vice President of Trans-Resources, Inc., a diversified multinational holding company. Mr. Traub holds an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Emory University.

     Stephen A. Benton has served as a director since July 1998. Dr. Benton is the founding head of the Spatial Imaging Group at the Massachusetts Institute of Technology, where he has been a faculty member since 1982. He is a fellow of the Optical Society of America and the Society for Imaging Science and Technology. Dr. Benton holds a Ph.D. in Applied Physics from Harvard University.

     C. Gerald Goldsmith has served as a director since July 1998. Mr. Goldsmith has been an independent investor and financial advisor for over 20 years. He is a director of ABN, Innkeepers USA Trust, Plymouth Rubber Company, Inc., Palm Beach National Bank & Trust Company and Intracoastal Health System. Mr. Goldsmith holds an M.B.A. from the Harvard Graduate School of Business Administration.

     Russell LaCoste has served as our Executive Vice President, Corporate Development and Marketing since October 1999. He also served as our Vice President, Sales and Marketing from 1984 to 1992. Mr. LaCoste was Vice President of Sales and Marketing of Kurz Transfer Products, a manufacturer of specialty printing products, from September 1995 to October 1999. From 1992 to September 1995, he was President of Optigraphics Corporation, a specialty printer. Mr. LaCoste holds a B.S. in Marketing from the University of Vermont and an M.B.A. from the University of Bridgeport.

     Alan Goldstein has served as our Vice President and Chief Financial Officer since April 1999 and as our consultant since February 1999. Mr. Goldstein was Vice President and Chief Accounting Officer of Complete Management, Inc., a physician management company, from June 1997 to July 1998, and Vice President and Chief Financial Officer of RF International, Inc., a multinational transportation services holding company, from July 1994 to December 1996. During other periods Mr. Goldstein acted as an independent consultant. Mr. Goldstein holds a B.S. in Business Administration from Boston University and a M.S. in Accounting from Long Island University. Mr. Goldstein is a Certified Public Accountant.

     Michael T. Banahan has served as our Vice President, Sales and Marketing since May 1999. He also served as a senior member of our sales department from 1989 to May 1999. Mr. Banahan holds a B.A. in Marketing Management from the University of Rhode Island.

     George Condos has served as our Controller since May 1999 and as our consultant since February 1999. Mr. Condos was Controller of PSR Logistics, a transportation company, from January 1997 to August 1998. From February 1995 to January 1997, he was District Controller and Office Manager at Browning-Ferris Industries, a waste management and recycling company. From 1991 to February 1995, he was Controller of United Carting Company, a waste services company. Mr. Condos holds a B.S. in Accounting from Fairleigh Dickinson University.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) under the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16 forms they file.

     Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that the reporting requirements of Section 16, as amended, applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for all transactions that occurred during 1998, except that Stephen A. Benton and C. Gerald Goldsmith, each of whom became a director of ABNH and received a grant of options to purchase ABNH common stock in July 1998, failed to timely report such events on Form 3. These events have been subsequently reported.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides information concerning compensation paid to or earned during 1996, 1997 and 1998 by each individual who served as our CEO during 1998 and the next three most highly compensated executive officers during 1998 (the "Named Executive Officers"). None of our other executive officers earned salary and bonus in excess of $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                 ANNUAL COMPENSATION                COMPENSATION
                                        --------------------------------------    ----------------
                                                                                  SHARES OF COMMON
                                                                OTHER ANNUAL      STOCK UNDERLYING
                                         SALARY      BONUS     COMPENSATION(1)        OPTIONS
NAME                            YEAR      ($)         ($)            ($)                (#)
----                            ----    --------    -------    ---------------    ----------------
Morris Weissman(2)............  1996          --         --             --                 --
                                1997          --         --             --                 --
                                1998          --         --             --            400,000
Joshua C. Cantor(3)...........  1996     250,000         --            440                 --
                                1997     250,000     25,000         31,908                 --
                                1998     250,000         --          8,924            200,000
Richard P. Macchiarulo(4).....  1996          --         --             --                 --
                                1997      87,847     28,280             --                 --
                                1998      99,167         --          1,670             40,000
Jeffrey N. Dugal (5)..........  1996          --         --             --                 --
                                1997      51,897     12,500          1,925                 --
                                1998     120,750      5,190          3,150             40,000

---------------
(1) Other Annual Compensation for Messrs. Cantor, Macchiarulo and Dugal consists of the use of automobiles paid for by us.

(2) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999.

(3) Mr. Cantor served as Executive Vice President and General Manager from November 1995 to May 1997 and as President from May 1997 to February 1999.

(4) Mr. Macchiarulo served as Vice President -- Finance from June 1997 to February 1999.

(5) Mr. Dugal served as Vice President -- Operations from June 1997 to February 1999.

     The following table provides information concerning option grants during 1998 to the Named Executive Officers. No options were exercised during 1998.

                             OPTION GRANTS IN 1998

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK
                                                                                       PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                       FOR OPTION TERM
                                ---------------------------------------------------   ---------------------
                                SHARES OF    PERCENT OF
                                  COMMON       TOTAL
                                  STOCK       OPTIONS
                                UNDERLYING   GRANTED TO   EXERCISE
                                OPTIONS(1)   EMPLOYEES      PRICE      EXPIRATION        5%          10%
NAME                               (#)        IN 1998     ($/SHARE)       DATE           ($)         ($)
----                            ----------   ----------   ---------   -------------   ---------   ---------
Morris Weissman(2)............   400,000        40.6%       8.50      July 13, 2008   2,138,242   5,418,725
Joshua C. Cantor(3)...........   200,000        20.3%       8.50      July 13, 2008   1,069,121   2,709,362
Richard P. Macchiarulo(4).....    40,000         4.1%       8.50      July 13, 2008     213,824     541,872
Jeffrey N. Dugal(5)...........    40,000         4.1%       8.50      July 13, 2008     213,824     541,872

---------------
(1) All of the options terminated unexercised upon the officers' resignations in 1999.

(2) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999.

(3) Mr. Cantor served as Executive Vice President and General Manager from November 1995 to May 1997 and as President from May 1997 to February 1999.

(4) Mr. Macchiarulo served as Vice President -- Finance from June 1997 to February 1999.

(5) Mr. Dugal served as Vice President -- Operations from June 1997 to February 1999.

     The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1998.

                          1998 YEAR-END OPTION VALUES

                                                SHARES OF COMMON STOCK       VALUE OF UNEXERCISED IN-THE-
                                                UNDERLYING UNEXERCISED             MONEY OPTIONS AT
                                                      OPTIONS(#)               DECEMBER 31, 1998($)(1)
                                             ----------------------------    ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------    -----------    -------------
Morris Weissman(2).........................      --            400,000           --           3,600,000
Joshua C. Cantor(3)........................      --            200,000           --           1,800,000
Richard P. Macchiarulo(4)..................      --             40,000           --             360,000
Jeffrey N. Dugal(5)........................      --             40,000           --             360,000

---------------
(1) Based on the difference between $17.50, which was the closing price per share on December 31, 1998, and $8.50, the exercise price per share of the options.

(2) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999.

(3) Mr. Cantor served as Executive Vice President and General Manager from November 1995 to May 1997 and as President from May 1997 to February 1999.

(4) Mr. Macchiarulo served as Vice President -- Finance from June 1997 to February 1999.

(5) Mr. Dugal served as Vice President -- Operations from June 1997 to February 1999.

1998 STOCK INCENTIVE PLAN

     Subsequent to our IPO, we adopted the 1998 Stock Incentive Plan for the purpose of granting various stock incentives to our key employees. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the plan. The total number of shares reserved for issuance under the plan is 1,363,000 shares of common stock. Options to purchase 1,249,000 shares of common stock were outstanding under the plan as of October 31, 1999. Options to purchase an additional 180,000 shares of common stock were outstanding outside the plan as of October 31, 1999. The exercise price of options granted under the plan may not be less than 100% of the fair market value of our common stock on the date such option was granted. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with us, unless otherwise determined by the board of directors; provided, however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested and may be exercised immediately.

     We intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register all shares of Common Stock issuable under the 1998 Stock Incentive Plan.

RETIREMENT PLANS

     Retirement benefits were provided by ABN to eligible employees through the defined contribution retirement plan of ABN; the aggregate contributions to such plan which have been charged to our operations was approximately $0.2 million in each of the years ended 1998, 1997 and 1996, respectively. We continue to be a participating employer in this plan, although we plan to terminate our participation in this plan and start our own defined contribution plan.

     Certain of our employees participate in an affiliate of ABN's defined benefit pension plan. Benefits under the plan were frozen in 1992 and were based on years of service and average final compensation. The liability for benefits under this plan, which is substantially funded, is the responsibility of an affiliate of ABN. The total pension expense relating to our employees in the aggregate for the past three years was less than $10,000.

DIRECTOR COMPENSATION

     Each member of the board of directors who is not an officer or an owner of more than 5% of our outstanding common stock will receive compensation of $1,500 per meeting for serving on the board of directors. We also will reimburse directors for any expenses incurred in attending meetings of the board of directors and the committees thereof. Upon their initial election to the board of directors, each non-employee Board member is granted options to purchase 15,000 shares of our common stock. Such options are exercisable at the fair market value of the common stock at the date of grant. These options become vested and exercisable for up to 33 1/3% of the total option shares upon the first anniversary of the grant of the options and for an additional 33 1/3% of the total option shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. The arrangements for directors' compensation are presently under review.

EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Salvatore F. D'Amato in April 1999 for an initial term of two years. The agreement provides for a base salary of $14,300 per month. In addition, Mr. D'Amato is eligible to receive bonuses at the discretion of our board of directors. Also in connection with the agreement, we granted to Mr. D'Amato options to purchase up to 175,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. D'Amato's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, we are required to continue to pay his salary then in effect, together with any bonus that may have accrued, for the remainder of his employment term. Upon termination of Mr. D'Amato's employment following a change of control, or Mr. D'Amato's resignation for good reason within one year of a change of control, we are required to pay him an amount equal to $171,600. In connection with his employment agreement, Mr. D'Amato agreed not to compete with us during his term of employment and for one year thereafter.

     We entered into an employment agreement with Kenneth Traub in February 1999 for an initial term of one year. The agreement provides for an annual base salary of $250,000, to be increased by not less than 3% per year upon renewal. In addition, Mr. Traub is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $25,000 per quarter. Also in connection with the agreement, we granted to Mr. Traub options to purchase up to 250,000 shares of our common stock at an exercise price of $1.75 per share. In May 1999, Mr. Traub was granted additional options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. Traub's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, (1) we are required to pay him (x) his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination without cause or (y) 50% of his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such resignation for good reason, (2) we are required to continue any benefits to Mr. Traub and (3) all unvested options to purchase common stock granted under the 1998 Stock Incentive Plan to him will vest immediately. Upon termination of Mr. Traub's employment following a change of control, or Mr. Traub's resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to twice his salary then in effect if such termination or resignation is within one year of such change of control and an amount equal to three times his salary then in effect if such termination or resignation is more than one year after such change of control. In connection with his employment agreement, Mr. Traub agreed not to compete with us during his term of employment and for one year thereafter.

     We entered into an employment agreement with Alan Goldstein in April 1999 for an initial term of one year. The agreement provides for an annual base salary of $160,000, to be increased by not less than 3% per year upon renewal. In addition, Mr. Goldstein is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $10,000 per quarter. In connection with the agreement, we granted to Mr. Goldstein options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. Goldstein's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, (1) we are required to pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of six months following such termination or resignation for good reason, (2) we are required to continue any benefits to Mr. Goldstein and (3) all unvested options to purchase common stock granted under the 1998 Stock Incentive Plan to him will vest immediately. Upon termination of Mr. Goldstein's employment following a change of control, or Mr. Goldstein's resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to nine months of his salary then in effect. In connection with his employment agreement, Mr. Goldstein agreed not to compete with us during his term of employment and for one year thereafter.

     We entered into an employment agreement with Russell LaCoste in September 1999. The agreement provides for a base salary of $225,000 per year. In addition, Mr. LaCoste is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $10,000 per quarter. Also in connection with the agreement, we granted to Mr. LaCoste options to purchase up to 150,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. LaCoste's termination for any reason other than for cause, we are required to continue to pay him his salary then in effect for a period of three months following such termination. Upon termination of Mr. LaCoste's employment within three months before or after a change of control, we are required to pay him an amount equal to $250,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Matters concerning executive officer compensation are addressed by our entire board of directors because we do not have a compensation committee. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of December 15, 1999 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulevard, Elmsford, NY 10523 unless otherwise indicated.

NAME AND ADDRESS                                              NUMBER(1)   PERCENTAGE
----------------                                              ---------   ----------
Putnam Investments, Inc.(2).................................  1,920,102      14.1%
  One Post Office Square
  Boston, MA 02109
Libra Advisors, LLC(3)......................................    711,100       5.2%
  277 Park Avenue, 26th Floor
  New York, NY 10172
Salvatore F. D'Amato........................................      2,000         *
Kenneth H. Traub(4).........................................     83,333         *
Stephen A. Benton(5)........................................      5,000         *
C. Gerald Goldsmith(6)......................................      6,000         *
Morris Weissman(7)..........................................     20,000         *
  c/o American Banknote Corporation
  410 Park Avenue
  New York, NY 10022
Joshua C. Cantor(8).........................................         --         *
  14 Settlers Lane
  Westfield, NJ 07090
Richard P. Macchiarulo(9)...................................         --         *
  3165 32nd Street
  Astoria, NY 11106
Jeffrey N. Dugal(10)........................................         --         *
All executives officers and directors as a group (6
  persons)(11)..............................................     99,833         *

---------------
  *  Less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 15, 1999 are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

 (2) The information provided is based solely on a Schedule 13G filed with the SEC on February 4, 1999. Putnam Investments, Inc., which is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., wholly owns two registered investment advisers: Putnam Investment Management, Inc., which is the investment adviser to the Putnam family of mutual funds and which beneficially owns 877,200 shares of our common stock, and The Putnam Advisory Company, Inc., which is the investment adviser to Putnam's institutional clients and which beneficially owns 1,042,902 shares of our common stock. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and The Putnam Advisory Company, Inc. has shared voting power over the shares held by the institutional clients. Putnam Investments, Inc. and Marsh & McLennan Companies, Inc. have declared that the filing of a Schedule 13G with the SEC shall not be deemed an admission by either or both of them that they are, for the purposes of
     Section 13(d) or 13(g) under the Securities Exchange Act of 1934, as amended, the beneficial owner of any shares of our common stock, and have further stated that neither of them have any power to vote or dispose of, or direct the voting or disposition of, any shares of our common stock.

 (3) The information provided is based solely on a Schedule 13G filed with the SEC on October 8, 1999. Libra Advisors, LLC is the general partner of Libra Fund, L.P., which owns 676,100 shares of common stock, and the investment advisor of an offshore fund that owns 35,000 shares of common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 711,100 shares. Ranjon Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 711,100 shares of common stock beneficially owned by Libra Advisors, LLC.

 (4) Consists of 83,333 shares of common stock subject to options currently exercisable or exercisable within 60 days of December 15, 1999.

 (5) Consists of 5,000 shares of common stock subject to currently exercisable options.

 (6) Includes 5,000 shares of common stock subject to currently exercisable options.

 (7) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999. The information regarding Mr. Weissman's beneficial ownership of our common stock is based solely on a review of filings made with the SEC.

 (8) Mr. Cantor served as Executive Vice President and General Manager from November 1995 to May 1997 and as President from May 1997 to February 1999. The information regarding Mr. Cantor's beneficial ownership of our common stock is based solely on a review of filings made with the SEC.

 (9) Mr. Macchiarulo served as Vice President -- Finance from June 1997 to February 1999. The information regarding Mr. Macchiarulo's beneficial ownership of our common stock is based solely on a review of filings made with the SEC.

(10) Mr. Dugal served as Vice President -- Operations from June 1997 to February 1999. The information regarding Mr. Dugal's beneficial ownership of our common stock is based solely on a review of filings made with the SEC.

(11) Includes 93,333 shares of common stock subject to options currently exercisable or exercisable within 60 days of December 15, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Prior to our IPO in July 1998, we were a wholly-owned subsidiary of ABN. ABN does not own any of our common stock following the IPO. In connection with the IPO, we entered into a number of agreements with ABN relating to the transition period and to defining our ongoing relationships following the IPO, as follows:

          Separation Agreement.  This agreement provides that:

           - we will generally indemnify ABN, including its officers, directors, employees and affiliates, against all costs, liabilities and expenses relating to the IPO and the conduct by us of our business, including as a result of guarantees by ABN of any of our obligations,

           - ABN will indemnify us against all costs, liabilities and expenses relating to the conduct by ABN of its business, including as a result of guarantees by us of any obligations of ABN,

           - immediately prior to the closing of the IPO, we will have a nominal amount of unrestricted cash and ABN shall be entitled to all unrestricted cash on hand,

           - ABN will indemnify and hold us harmless for all federal, foreign, state and local franchise, income, sales, use, transfer and other tax liabilities or obligations, including interest and penalties, attributable to ABN's consolidated group activities (other than our activities) for all periods,

           - we will indemnify and hold harmless ABN for all federal, foreign, state and local franchise, income, sales, use, transfer and other tax liabilities or obligations, including interest and penalties, attributable to our activities for all periods, and

           - we and ABN will cross-indemnify each other for certain other matters.

          License Agreement. This agreement provides us with the right to use the "American Bank Note" name for a one-year term, automatically renewable for consecutive one-year periods, for an annual fee of $1. Additionally, we and ABN granted each other perpetual, paid-up royalty-free licenses for any patents, trademarks or other proprietary technology used by the other in its respective business. We agreed not to use the name "American Bank Note" or any variation thereof in connection with any business, enterprise or venture outside of the holography industry and not to sublicense the name to third parties.

          Transitional Services Agreement. ABN agreed to provide or cause to be provided to us certain specified corporate and administrative services for a one-year transitional period after our IPO. The agreement provides that the services will be provided for fees, which will be no greater than ABN's costs. No services were provided under the agreement.

          Employee Benefits Allocation Agreement. This agreement governs the allocation of responsibilities and costs regarding employee benefit plans and related matters. The agreement provides that we shall establish new benefit and insurance plans for our employees, and will cooperate with ABN with respect to certain shared responsibilities during the transitional period. ABN will be solely responsible for any contributions that may be required following the IPO with respect to service prior thereto for our employees who were covered under the ABN defined benefit retirement plan.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements

              The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

         (2) Financial Statement Schedules

              The financial statement schedule required by this item is submitted in a separate section on page S-1 of this report.

              Schedules other than that included at page S-1 of this report have been omitted because of the absence of conditions under which they are required or because the required information is included in our financial statements or notes thereto.

         (3) Exhibits

              See (c) below.

     (b)      Reports on Form 8-K

              None.

     (c)      Exhibits

     3.1   Amended and Restated Certificate of Incorporation.*
     3.2   Amended and Restated By-Laws.*
     4.1   Form of Common Stock Certificate.*
    10.1   Form of Separation Agreement.*
    10.2   Form of License Agreement.*
    10.3   Form of Transitional Services Agreement.*
    10.4   Form of Employee Benefits Allocation Agreement.*
    10.5   Form of 1998 Stock Incentive Plan.*
    10.6   Form of Defined Contribution Plan.*
    10.7   Production Agreement between MasterCard International
           Incorporated and American Bank Note Holographics, Inc., dated as of February 1, 1996.*
    10.8   Letter Agreement, dated June 29, 1998, between MasterCard
           International Incorporated and American Bank Note
           Holographics, Inc., amending the Production Agreement dated as of February 1, 1996.+
    10.9   Letter Agreement, dated March 3, 1999, between MasterCard
           International Incorporated and American Bank Note
           Holographics, Inc., further amending the Production
           Agreement dated as of February 1, 1996.
    10.10 Loan and Security Agreement, dated as of September 29, 1999, between Foothill Capital Corporation and American Bank Note
           Holographics, Inc.
    10.11  Employment Agreement, dated April 20, 1999, between
           Salvatore F. D'Amato and American Bank Note Holographics,
           Inc.
    10.12  Employment Agreement, dated February 3, 1999, between
           Kenneth H. Traub and American Bank Note Holographics, Inc.
    10.13  Employment Agreement, dated April 30, 1999, between Alan
           Goldstein and American Bank Note Holographics, Inc.
    10.14  Employment Agreement, dated September 15, 1999, between
           Russell LaCoste and American Bank Note Holographics, Inc.
    27.1   Financial Data Schedule.

---------------
* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-51845).

+ Portions have been omitted pursuant to a request for confidential treatment.

     (d)     Financial Statement Schedules

     See (a)(2) above.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................  F-1
FINANCIAL STATEMENTS:
  Balance Sheets, December 31, 1998 and 1997 (Restated).....  F-2
  Statements of Income for the Years Ended December 31,
     1998, 1997 (Restated) and 1996 (Restated)..............  F-3
  Statements of Stockholders' Equity for the Years Ended
     December 31, 1998, 1997 (Restated) and 1996
     (Restated).............................................  F-4
  Statements of Cash Flows for the Years Ended December 31,
     1998, 1997 (Restated) and 1996 (Restated)..............  F-5
  Notes to Financial Statements.............................  F-6
  Schedule II- Valuation and Qualifying Accounts............  S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Bank Note Holographics, Inc.
  Elmsford, New York

     We have audited the accompanying balance sheets of American Bank Note Holographics, Inc. as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying Table of Contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 10 to the financial statements, the Company is involved in certain litigation and potential litigation.

     As discussed in Note 11 to the financial statements, the accompanying 1997 and 1996 financial statements have been restated.

Deloitte & Touche LLP
New York, New York
November 11, 1999 (except as to paragraph 7 of Note 10, the date of which is November 16, 1999, and paragraph 6 of Note 10, the date of which is December 1, 1999)

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               1998          1997
                                                              -------   --------------
                                                                        (AS RESTATED-
                                                                         SEE NOTE 11)
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $ 4,319      $   253
     Accounts receivable, net of allowance for doubtful
      accounts of
       $131 and $168........................................    4,023        5,897
     Inventories, net of allowances of $2,756 and $467......    5,827        6,031
     Deferred income taxes..................................    1,777          708
     Prepaid expenses and other.............................      427           95
                                                              -------      -------
          Total current assets..............................   16,373       12,984
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -- Net......    5,325        5,695
OTHER ASSETS................................................      680           43
EXCESS OF COST OVER NET ASSETS ACQUIRED -- Net of
  accumulated amortization of $1,919 and $1,568.............    8,442        8,793
                                                              -------      -------
TOTAL ASSETS................................................  $30,820      $27,515
                                                              =======      =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving credit.......................................  $ 5,591      $   674
     Current portion of notes payable.......................      304           --
     Accounts payable.......................................    4,376        2,244
     Accrued expenses.......................................    2,619        1,382
     Customer advances......................................    1,460           --
                                                              -------      -------
          Total current liabilities.........................   14,350        4,300
OTHER LONG-TERM LIABILITIES, INCLUDING NOTES PAYABLE........      477          460
DEFERRED INCOME TAXES.......................................    1,463        1,590
                                                              -------      -------
          Total liabilities.................................   16,290        6,350
                                                              -------      -------
COMMITMENTS AND CONTINGENCIES -- Note 10
STOCKHOLDERS' EQUITY:
     Preferred Stock, authorized 5,000,000 shares; no shares
      issued or outstanding
     Common Stock, par value $.01 per share, authorized,
      30,000,000 shares; issued and outstanding, 13,636,000
      shares................................................      136          136
     Additional paid-in capital.............................   11,627       11,627
     Retained earnings......................................    2,767       35,536
     Due from Former Parent and affiliates..................       --      (26,134)
                                                              -------      -------
          Total stockholders' equity........................   14,530       21,165
                                                              -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $30,820      $27,515
                                                              =======      =======

                       See notes to financial statements.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                          (AS RESTATED-
                                                                          SEE NOTE 11)
SALES.......................................................  $28,669   $23,085   $27,516
                                                              -------   -------   -------
COSTS AND EXPENSES:
     Cost of goods sold.....................................   19,064    12,153    14,710
     Selling and administrative.............................    6,291     5,813     4,711
     Depreciation and amortization..........................    1,080     1,136     1,141
                                                              -------   -------   -------
                                                               26,435    19,102    20,562
                                                              -------   -------   -------
          Operating income..................................    2,234     3,983     6,954
                                                              -------   -------   -------
OTHER -- Net:
     Royalty income.........................................      554       785       128
     Intercompany interest income...........................      183       305       305
     Other income...........................................       --        36        68
     Interest expense.......................................     (583)     (159)       --
                                                              -------   -------   -------
                                                                  154       967       501
                                                              -------   -------   -------
INCOME BEFORE TAXES ON INCOME...............................    2,388     4,950     7,455
TAXES ON INCOME.............................................    1,269     2,130     3,117
                                                              -------   -------   -------
NET INCOME..................................................  $ 1,119   $ 2,820   $ 4,338
                                                              =======   =======   =======
NET INCOME PER SHARE:
     Basic and diluted......................................  $  0.08   $  0.21   $  0.32
                                                              =======   =======   =======

                       See notes to financial statements.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                    DUE FROM
                                          COMMON STOCK     ADDITIONAL                FORMER
                                        ----------------    PAID-IN     RETAINED   PARENT AND
                                        SHARES    AMOUNT    CAPITAL     EARNINGS   AFFILIATES    TOTAL
                                        -------   ------   ----------   --------   ----------   -------
BALANCE, JANUARY 1, 1996 (as
restated -- see Note 11)..............   13,636    $136     $11,627     $28,378     $(14,689)   $25,452
     Change during year...............       --      --          --          --       (7,356)    (7,356)
     Net income.......................       --      --          --       4,338           --      4,338
                                        -------    ----     -------     -------     --------    -------
BALANCE, DECEMBER 31, 1996 (as
  restated -- see Note 11)............   13,636     136      11,627      32,716      (22,045)    22,434
     Change during year...............       --      --          --          --       (4,089)    (4,089)
     Net income.......................       --      --          --       2,820           --      2,820
                                        -------    ----     -------     -------     --------    -------
BALANCE, DECEMBER 31, 1997 (as
  restated -- see Note 11)............   13,636     136      11,627      35,536      (26,134)    21,165
     Change during year...............       --      --          --          --       (7,754)    (7,754)
     Deemed dividend to Former Parent
       and affiliates (see Note 1)....       --      --          --     (33,888)      33,888         --
     Net income.......................       --      --          --       1,119           --      1,119
                                        -------    ----     -------     -------     --------    -------
BALANCE, DECEMBER 31, 1998............   13,636    $136     $11,627     $ 2,767     $     --    $14,530
                                        =======    ====     =======     =======     ========    =======

                       See notes to financial statements.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                          (AS RESTATED-
                                                                          SEE NOTE 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.............................................  $ 1,119   $ 2,820   $ 4,338
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization........................    1,080     1,136     1,141
       Deferred income taxes................................   (1,196)     (279)      508
     Changes in operating assets and liabilities:
       Accounts receivable..................................    1,874       696    (2,198)
       Inventories..........................................      204    (1,081)     (144)
       Prepaid expenses and other...........................     (459)      127        19
       Accounts payable, accrued expenses and other.........    3,313       574       976
       Customer advances....................................    1,460        --        --
                                                              -------   -------   -------
          Net cash provided by operating activities.........    7,395     3,993     4,640
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................     (359)     (461)     (390)
                                                              -------   -------   -------
          Net cash used in investing activities.............     (359)     (461)     (390)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances to Former Parent and affiliates, net..........   (7,754)   (4,089)   (7,356)
     Deferred financing costs...............................     (510)       --        --
     Notes payable, net.....................................      377        --        --
     Revolving credit borrowings, net.......................    4,917       674        --
                                                              -------   -------   -------
          Net cash used in financing activities.............   (2,970)   (3,415)   (7,356)
                                                              -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    4,066       117    (3,106)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      253       136     3,242
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 4,319   $   253   $   136
                                                              =======   =======   =======
SUPPLEMENTAL CASH PAYMENTS:
     Taxes (including amounts paid to Former Parent)........  $ 2,799   $ 5,485   $ 3,179
                                                              =======   =======   =======
     Interest...............................................  $    --   $   159   $    --
                                                              =======   =======   =======

                       See notes to financial statements.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     American Bank Note Holographics, Inc. (the "Company") was, until July 20, 1998 (the "Offering Date"), a wholly-owned subsidiary of American Banknote Corporation (the "Former Parent"). On the Offering Date, the Former Parent completed the sale of 13,636,000 shares of the Company's common stock in a public offering (the "Offering"), representing its entire investment in the Company. The Company did not receive any proceeds from the Offering. Additionally, in connection with the Offering, the amounts due from the Former Parent and affiliates of approximately $33.9 million were cancelled and deemed to be a dividend (see Note 7). Immediately following the Offering, the Company had approximately $5.2 million of secured bank debt and nominal cash. For financial reporting purposes, the amounts due from the Former Parent and affiliates prior to the Offering Date have been classified within stockholders' equity.

     On June 11, 1998, the Company declared a 1,363.6 to one stock split, effective July 2, 1998, in the form of a stock dividend, of its Common Stock and increased its authorized Common Stock to 30,000,000 shares and its authorized Preferred Stock to 5,000,000 shares. The accompanying financial statements give retroactive effect to the consummation of the stock split.

     As a wholly-owned subsidiary, the Company was provided certain corporate and administrative services by its Former Parent, including financial reporting, treasury functions, tax planning and compliance, risk management, human resources and legal services. Additionally, because the Former Parent managed cash and financing requirements centrally, interest expense and financing requirements prior to the Offering Date were based on the existing capital structure. The financial position and operations of the Company may differ from the results that may have been achieved had the Company operated as an independent entity.

     The Company originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

     USE OF ESTIMATES -- The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results may differ materially from those estimates.

     CASH AND CASH EQUIVALENTS -- All highly liquid investments with a maturity of three months or less, when purchased, are considered to be cash equivalents.

     CONCENTRATIONS OF CREDIT RISK -- A significant portion of the Company's accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. The Company establishes its credit polices based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and does not require collateral. The Company establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date and believes its allowance for doubtful accounts is sufficient, based on the credit exposures outstanding at December 31, 1998.

     INVENTORIES AND SALES RECOGNITION -- Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Hologram originations (which represent costs of a unique master hologram, that is made to customer specifications and is an integral part of the production process) are capitalized and charged to cost of goods sold over the estimated production period.

     Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (CONTINUED)
shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 1997, accounts receivable from this customer totaled $1.6 million. There were no amounts receivable from this customer at December 31, 1998. In the first quarter of 1998, the Company recorded sales of approximately $6.5 million under this arrangement.

     At December 31, 1998, customer advances approximating $1.5 million represent payments received from customers for products which have not yet been shipped ($1.2 million) and for products shipped with the right of return ($0.3 million) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

     ROYALTY INCOME -- The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

     DEPRECIATION AND AMORTIZATION -- Machinery and equipment is recorded at cost and depreciated by the straight-line method over the estimated useful lives of 5 to 22 years.

     Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter.

     LONG-LIVED ASSETS -- The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss. If changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition, and records an impairment loss (equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset) if such estimated cash flows are less than the carrying amount of the asset.

     Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less costs to sell.

     INTANGIBLE ASSETS -- The excess of cost over net assets acquired is being amortized over 30 years by the straight-line method. The Company reviews enterprise level goodwill for impairment when changes in circumstances, similar to those described above for long-lived assets, indicate that the carrying value may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount. The impairment loss taken is no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value.

     DEFERRED FINANCING COSTS -- Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the term of the related borrowing using the interest method.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (CONTINUED)
     WARRANTY COSTS -- The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.

     RESEARCH AND DEVELOPMENT -- Research and development costs are expensed as incurred (1998 -- $0.3 million, 1997 -- $0.5 million and 1996 -- $0.6 million).

     INCOME TAXES -- The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

     STOCK-BASED COMPENSATION PLANS -- SFAS No. 123, Accounting for Stock-Based Compensation, allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting for stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations with supplemental disclosures.

     The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and net income per share amounts as if the fair value method had been adopted are presented in Note 8. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

     BASIC AND DILUTED NET INCOME PER SHARE -- Basic net income per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 13,636,000 for each of the years ended December 31, 1998, 1997 and 1996. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options in 1998). For the year ended December 31, 1998, the dilutive effect of approximately 65,000 equivalent shares related to stock options was used in determining the diluted weighted average shares outstanding. For the years ended December 31, 1998, 1997 and 1996, the diluted weighted average number of shares outstanding were 13,701,000, 13,636,000 and 13,636,000, respectively.

     BUSINESS INFORMATION -- Sales to MasterCard were approximately 30%, 35% and 23% of sales for the years ended December 31, 1998, 1997 and 1996, respectively. Approximately 75% of the 1998 MasterCard sales were recorded in the first quarter of 1998. At December 31, 1997, accounts receivable from MasterCard approximated $1.6 million. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (CONTINUED)
     Sales to manufacturers of VISA credit cards (approximately 50 customers) were approximately 26%, 27% and 31% of sales for the years ended December 31, 1998, 1997 and 1996, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 1998 and 1997, accounts receivable from these customers approximated $1.0 million and $2.5 million, respectively.

     The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

     EXPORT SALES -- U.S. export sales were 28%, 25% and 32% of sales for the years ended December 31, 1998, 1997 and 1996, respectively. All export sales are denominated in United States dollars. At December 31, 1998 and 1997, accounts receivable from these customers approximated $1.2 million and $0.8 million, respectively.

     COMPREHENSIVE INCOME -- In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. For each of the years ended December 31, 1998, 1997 and 1996, there was no difference between the Company's net income and comprehensive income.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

     NEW ACCOUNTING STANDARDS -- In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on January 1, 1999. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Cost of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the balance sheets as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 for the 2001 fiscal year. The Company is currently evaluating the impact SFAS No. 133 will have on its financial position, results of operations and cash flows.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

2. INVENTORIES

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
                                                               (IN THOUSANDS)
Finished goods..............................................  $ 3,430   $   54
Finished goods on consignment with customers................      487      290
Work in process.............................................    3,273    2,413
Origination and cylinder costs*.............................      427    2,581
Raw materials...............................................      966    1,160
                                                              -------   ------
                                                                8,583    6,498
Less: Reserve for obsolescence..............................   (2,756)    (467)
                                                              -------   ------
                                                              $ 5,827   $6,031
                                                              =======   ======

---------------
* Includes approximately $0.8 million of costs at December 31, 1997 relating to work for customers in anticipation of orders in the ordinary course of business. There were no such costs as of December 31, 1998.

3. MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Machinery and equipment.....................................  $11,041   $10,682
Leasehold improvements......................................      888       888
                                                              -------   -------
                                                               11,929    11,570
Accumulated depreciation and amortization...................    6,604     5,875
                                                              -------   -------
                                                              $ 5,325   $ 5,695
                                                              =======   =======

4. ACCRUED EXPENSES

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Accrued contract liability..................................  $  472   $  472
Accrued interest expense....................................      94      175
Warranty reserve............................................     445       59
Federal, state and local income taxes.......................     144      190
Salaries and wages..........................................     387      353
Other.......................................................   1,077      133
                                                              ------   ------
                                                              $2,619   $1,382
                                                              ======   ======

5. TAXES ON INCOME

     In accordance with a tax allocation agreement in effect through the Offering Date, the Company was included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of its Former Parent and made payments to the Former Parent based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

5. TAXES ON INCOME -- (CONTINUED)
combined returns were not filed. The Company computed its Federal, state and local income tax provision as if it was filing separate income tax returns, without regard to the tax allocation agreement. In October 1999, an affiliate of the Former Parent received an assessment for approximately $0.9 million of taxes and interest from the City of New York relating to the years ended December 31, 1990, 1991, and 1992. The Company was included in the combined City of New York income tax returns of the Former Parent for the periods covered by the assessment and had previously made payments to the Former Parent based on amounts which would have been payable if the combined income tax returns were not filed. The Company is contingently liable, jointly and severally, for U.S. Federal, state and local income taxes for periods in which it is included in the consolidated or combined income tax returns of its Former Parent (see Note 10). Amounts paid to the Former Parent in excess of amounts which would have been payable had the Company filed separate income tax returns have been charged to Due from Former Parent and affiliates. For periods subsequent to the Offering Date, the Company will file its own U.S. Federal and state income tax returns.

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     Taxes on income (benefit) are as follows:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             -------------------------
                                                              1998      1997     1996
                                                             -------   ------   ------
                                                                  (IN THOUSANDS)
Current:
     Federal...............................................  $ 2,025   $1,912   $2,097
     State and local.......................................      440      497      512
                                                             -------   ------   ------
                                                               2,465    2,409    2,609
                                                             -------   ------   ------
Deferred:
     Federal...............................................   (1,020)    (240)     438
     State and local.......................................     (176)     (39)      70
                                                             -------   ------   ------
                                                              (1,196)    (279)     508
                                                             -------   ------   ------
                                                             $ 1,269   $2,130   $3,117
                                                             =======   ======   ======

     A reconciliation of the taxes on income and the amount computed by applying the Federal income tax statutory rate of 35% in 1998, 1997 and 1996 follows:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Statutory tax...............................................  $  836   $1,733   $2,609
Amortization of nondeductible goodwill......................     122      122      122
State and local taxes, net of Federal benefit...............     172      298      378
Nondeductible fee...........................................      84       --       --
Other.......................................................      55      (23)       8
                                                              ------   ------   ------
                                                              $1,269   $2,130   $3,117
                                                              ======   ======   ======

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

5. TAXES ON INCOME -- (CONTINUED)
     The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Current deferred tax assets:
     Uniform capitalization of inventory....................  $  168   $  236
     Bad debt reserve.......................................      54       65
     Warranty reserve.......................................     182       25
     Inventory obsolescence.................................   1,131      188
     Accrued vacation.......................................      42       --
     Other liabilities......................................     200      194
                                                              ------   ------
     Net deferred tax asset.................................  $1,777   $  708
                                                              ======   ======
Deferred tax liabilities:
     Excess tax over book depreciation......................  $1,637   $1,774
     Postretirement medical accrual.........................    (174)    (162)
     Supplemental retirement accrual........................      --      (22)
                                                              ------   ------
     Net deferred tax liability.............................  $1,463   $1,590
                                                              ======   ======

6. REVOLVING CREDIT AGREEMENT

     On July 20, 1998, contemporaneously with the Offering, the Company entered into a $30.0 million credit facility agreement (the "Credit Agreement"), consisting of a $20.0 million acquisition facility and a $10.0 million working capital facility, maturing on July 20, 2004, which replaced a facility the Company had entered into with an affiliate of its Former Parent. Substantially all of the Company's assets were secured under the terms of the Credit Agreement. At the time of the Offering, approximately $5.2 million was due and owing under the Credit Agreement. At December 31, 1998, the $5.6 million outstanding under the Credit Agreement exceeded the maximum permitted borrowings, as defined, pursuant to the borrowing base formula, as defined, under the Credit Agreement. In February 1999, the lenders notified the Company that the Company was in default under the Credit Agreement. On March 31, 1999, the Credit Agreement was amended (the "Amended Credit Agreement"), whereby the maximum permitted borrowings was reduced to the lesser of $4.5 million or the maximum permitted borrowings under a borrowing base formula, as defined. Borrowings under the Amended Credit Agreement bore interest at the lender's alternate base rate, as defined, plus 0.5%. On July 20, 1999, the Amended Credit Agreement was amended (the "Second Amended Credit Agreement"), whereby (i) all existing events of default were waived, (ii) the latest maturity date of all loans outstanding was changed to January 20, 2000, and (iii) the maximum permitted borrowings was reduced to $4.0 million, which was to decline monthly until December 31, 1999 when the maximum permitted borrowings was to be $2.6 million. The Second Amended Credit Agreement provided for borrowings under a revolving credit line bearing interest at the lender's alternate base rate, as defined, plus 2% (8.0% at December 31, 1998), subject to a borrowing base formula, as defined. As consideration for the Second Amended Credit Agreement, the Company paid a fee of $40,000 and issued warrants to purchase up to 781,645 shares of its Common Stock, subject to antidilution rights, at $4.50 per share. Such warrants were terminated on September 29, 1999 pursuant to the Second Amended Credit Agreement when amounts outstanding under the Second Amended Credit Agreement were repaid, as described below.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

6. REVOLVING CREDIT AGREEMENT -- (CONTINUED)
     On September 29, 1999, amounts then outstanding under the Second Amended Credit Agreement were repaid when the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank (the "Loan and Security Agreement"), maturing on September 29, 2004. The Loan and Security Agreement, which is secured by substantially all of the Company's assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Loan and Security Agreement bear interest at the lender's reference rate, as defined, plus 1.5%, which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the Loan and Security Agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments.

     The Loan and Security Agreement contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company to, among other things, (i) declare dividends or repurchase or redeem stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures in any fiscal year in excess of $2.5 million, (vii) engage in mergers, acquisitions and asset sales,
(viii) engage in certain transactions with affiliates and (ix) materially alter the nature of its business. Additionally, under the terms of the Loan and Security Agreement, the Company is required to achieve Year 2000 compliance by December 31, 1999. The Company is also required to comply with specified financial covenants and ratios and must provide to the lender its March 31 and June 30, 1999 unaudited financial statements by December 15, 1999 and its September 30, 1999 unaudited financial statements by December 31, 1999. The Loan and Security Agreement provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, adverse judgments in excess of $0.2 million, and change of ownership and control.

     As a result of the Amended Credit Agreement, in the first quarter of 1999 the Company will write off unamortized deferred financing costs of approximately $0.4 million relating to the Credit Agreement. As a result of the Second Amended Credit Agreement, in the third quarter of 1999 the Company will write off unamortized deferred financing costs of approximately $59,000 relating to the Amended Credit Agreement. As a result of the Loan and Security Agreement, in the third quarter of 1999 the Company will write off the remaining unamortized deferred financing costs (approximately $31,000) relating to the Second Amended Credit Agreement.

     During 1998 and 1997, the weighted average interest rate of outstanding borrowings was approximately 8.4% and 9.0%, respectively. The average aggregate borrowings during 1998 and 1997 was approximately $5.2 million and $0.9 million, respectively.

     At December 31, 1998, the Company has notes payable totaling approximately $377,000, of which $304,000 is due in 1999, $18,000 in 2000, $19,000 in 2001,
$21,000 in 2002, and $15,000 in 2003. The notes bear interest at rates ranging from 5.85% to 8.36%.

7. RELATED PARTY TRANSACTIONS

     The financial statements reflect both allocated and, where readily determinable, actual expenses for services provided by the Company's Former Parent and affiliates. Where allocations have been utilized, the Company, its Former Parent and affiliates recorded transactions based upon systematic and reasonable methods, including but not limited to sales, asset values and headcount, all as a percent of total.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS -- (CONTINUED)
     The amounts by major category of historical transactions with the Former Parent and affiliates follow:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                            1998      1997      1996
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
Due from (to) Former Parent and affiliates:
  Balance at beginning of year..........................  $ 26,134   $22,045   $14,689
     Income tax liability payable to Former Parent......    (2,272)   (2,307)   (2,778)
     Taxes paid to Former Parent........................     2,422     5,306     3,091
     Cash advances to Former Parent.....................     7,685     2,851     8,606
     Allocation of employee benefits(1).................      (402)   (1,052)     (936)
     Sales to affiliates................................        --       123        30
     Allocation of security services....................      (100)     (198)     (108)
     Sales and administration expenses(2)...............      (244)     (592)     (301)
     Allocation of general liability insurance..........        --      (293)     (508)
     Intercompany interest(3)...........................       156       305       305
     Reversal of SERP liability.........................       (56)       --        --
     Executive benefits(4)..............................       (13)      (54)      (45)
     Other..............................................       578        --        --
     Deemed dividend to Former Parent (see Note 1)......   (33,888)       --        --
                                                          --------   -------   -------
  Balance at end of year................................  $     --   $26,134   $22,045
                                                          ========   =======   =======

---------------
(1) Primarily medical, life and disability insurance premiums.

(2) Includes legal fees and allocated portion of audit fees.

(3) Included in the above balances is a $5.3 million note receivable from the Former Parent that bore interest at 5.75% per annum.

(4) Includes value of restricted stock of the Former Parent.

     The amount of the deemed dividend to the Former Parent is subject to adjustment based on the Company's taxable income through the Offering Date (see
Note 5).

     For financial reporting purposes, the amounts due from the Former Parent and affiliates for periods prior to the Offering Date have been classified within stockholders' equity.

     In addition to the above, the Company sold $0.6 million, $0.4 million and $0.7 million of holograms in 1998, 1997 and 1996, respectively, to its Former Parent and affiliates in the normal course of business. Purchases by the Company from the Former Parent and affiliates in the normal course of business were $0.1 million and $0.3 million in 1997 and 1996, respectively. There were no such purchases in 1998. At December 31, 1998 and 1997, trade accounts receivable from the Former Parent and affiliates were $0.2 million and $0.6 million, respectively. Additionally, the Company acted as a subcontractor to an affiliate of the Former Parent under a government contract. Sales under this subcontract, which are billed to the affiliate of the Former Parent approximated $0.3 million and $82,000 in 1998 and 1997, respectively. At December 31, 1998, trade accounts receivable from the affiliate of the Former Parent under this subcontract approximated $0.1 million. At December 31, 1998, accounts payable and accrued expenses include approximately $0.3 million and $0.2 million, respectively, due the Former Parent and its affiliates.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS -- (CONTINUED)
     In 1997 and 1996, employees of the Company received stock options under the Former Parent's stock-based compensation plans. No such options were granted in 1998. Had compensation cost for the stock option plans been determined based on the fair value at the grant award dates, in 1996 and 1997, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net income would have been reduced by approximately $13,000 and $22,000, respectively.

     In connection with the Offering, the Company and its Former Parent entered into a number of agreements relating to the transition period and to defining their ongoing relationships following the Offering, as follows (see Note 10):

          Separation Agreement -- Provides that: (i) the Company will generally indemnify the Former Parent, including its officers, directors, employees and affiliates, against all costs, liabilities and expenses relating to the Offering and the conduct by the Company of its business, including as a result of guarantees by the Former Parent of any obligations of the Company; (ii) the Former Parent will indemnify the Company against all costs, liabilities and expenses relating to the conduct by the Former Parent of its business, including as a result of guarantees by the Company of any obligations of the Former Parent; (iii) immediately prior to the closing of the Offering, the Company will have a nominal amount of unrestricted cash and the Former Parent shall be entitled to all unrestricted cash on hand; (iv) the Former Parent will indemnify and hold harmless the Company for all federal, foreign, state and local franchise, income, sales, use, transfer and other tax liabilities or obligations, including interest and penalties, attributable to the Former Parent's consolidated group activities (other than activities of the Company) for all periods; (v) the Company will indemnify and hold harmless the Former Parent for all federal, foreign, state and local franchise, income, sales, use, transfer and other tax liabilities or obligations, including interest and penalties, attributable to activities of the Company for all periods; and (vi) the Company and the Former Parent will cross-indemnify each other for certain other matters.

          License Agreement -- Provides the Company with the right to use the American Bank Note name for a one-year term, automatically renewable for consecutive one-year periods, for an annual fee of $1. Additionally, the Company and Former Parent granted each other perpetual, paid-up royalty-free licenses for any patents, trademarks or other proprietary technology used by the other in its respective business. The Company agreed not to use the name American Bank Note or any variation thereof in connection with any business, enterprise or venture outside of the holography industry and not to sublicense the name to third parties.

          Transitional Services Agreement -- The Former Parent agreed to provide or cause to be provided to the Company certain specified corporate and administrative services for a one-year transitional period after the Offering. The agreement provides that the services will be provided for fees, which will be no greater than the Former Parent's costs. No services were provided under the agreement.

          Employee Benefits Allocation Agreement -- Governs the allocation of responsibilities and costs regarding employee benefit plans and related matters. The agreement provides that the Company shall establish new benefit and insurance plans for its employees, and will cooperate with the Former Parent with respect to certain shared responsibilities during the transitional period. The Former Parent will be solely responsible for any contributions that may be required following the Offering with respect to service prior thereto for employees of the Company who were covered under the Former Parent defined benefit retirement plan.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

8. 1998 STOCK INCENTIVE PLAN

     Subsequent to the Offering Date, the Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") for the purpose of granting various stock incentives to key employees. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the 1998 Plan. The total number of shares reserved for issuance under the 1998 Plan is 1,363,000 shares of Common Stock. The exercise price of options granted under the 1998 Plan may not be less than 100% of the fair market value of the Common Stock on the date such option was granted. Options granted under the 1998 Plan generally would become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with the Company, unless otherwise determined by the Board of Directors; provided, however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested and may be exercised immediately.

     A summary of the status of the Company's outstanding stock options as of December 31, 1998 and changes during the year then ended follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                               SHARES     PRICE
                                                              --------   --------
Outstanding, beginning of year..............................        --    $  --
     Granted................................................   984,250     8.50
                                                              --------
Outstanding, end of year....................................   984,250     8.50
                                                              ========
Options exercisable, year-end...............................        --     8.50
                                                              ========
Weighted average fair value of options granted during the
  year......................................................     $6.19
                                                              ========

     Included in the outstanding options are options to the Company's former Chairman and Chief Executive Officer (400,000), former President (200,000), former Vice President-Finance (40,000) and former Vice President of Operations (40,000), all of which were cancelled upon their resignations in 1999. Additionally, during 1998, the Company issued 45,000 options to members of its Board of Directors (which are reflected in the above table) at an exercise price of $8.50 per share, representing the fair market value of the Company's common stock on the grant date. During 1999, the Company issued options to its newly appointed Chairman (175,000 shares at $2.50 per share), President (250,000 shares at $1.75 per share and 100,000 shares at $2.50 per share), Executive Vice President (150,000 shares at $2.75 per share) and Chief Financial Officer (100,000 shares at $2.50 per share) at exercise prices equal to the fair market value of the Company's common stock on the dates of the respective grants.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                     WEIGHTED-
                                                                      AVERAGE      WEIGHTED-
                                                                     REMAINING      AVERAGE
                      RANGE OF                          NUMBER      CONTRACTUAL    EXERCISE
                  EXERCISE PRICES                     OUTSTANDING   LIFE (YEARS)     PRICE
                  ---------------                     -----------   ------------   ---------
$8.50...............................................    984,250         9.5          $8.50

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

8. 1998 STOCK INCENTIVE PLAN -- (CONTINUED) those options consistent with SFAS No. 123, the Company's 1998 net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share amounts):

Net income:
     As reported............................................   $1,119
                                                               ======
     Pro forma..............................................   $  132
                                                               ======
Basic and diluted net income per share:
     As reported............................................   $ 0.08
                                                               ======
     Pro forma..............................................   $ 0.01
                                                               ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected volatility.........................................   71.25%
Risk-free interest rate.....................................    5.48%
Dividend yield..............................................      --
Expected life...............................................     7.5years

9. EMPLOYEE BENEFITS PLANS

     Certain employees of the Company have rights to benefits under the Former Parent's defined benefit retirement plan, but are not eligible for any additional benefits. No contributions are currently required in order to provide those benefits. Pursuant to the Employee Benefits Allocation Agreement (see Note
7), if contributions should be required in the future, including any contributions to fully fund plan benefits on termination of the plan, the amount of such contributions are required to be paid by the Former Parent (see Note
10).

     POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE PLANS -- Prior to the Offering Date, the Company participated in benefit plans of affiliates of its Former Parent, which provided certain postretirement health care and life insurance benefits for certain eligible employees. Under the terms of these plans, the Company's employees could become eligible for these benefits if they reached normal retirement age, with certain service requirements during the period in which the Company participated in those plans. The Company accrued the estimated cost of retiree benefit payments (other than pensions) during the years an employee provided services. The Former Parent's plans are not funded. Under the terms of the Employee Benefits Allocation Agreement (see Note 7), the Company is not responsible for the benefits to be provided to employees who retired from the Company prior to the Offering Date or who had qualified for such benefits as of the Offering Date and is currently assessing whether to continue this plan for current employees; accordingly, disclosures regarding the status of this obligation as it relates to the Company have not been provided. During the years ended December 31, 1998, 1997 and 1996, costs relating to these plans approximated $21,000, $58,000 and $56,000, respectively.

     RETIREMENT PLANS -- Retirement benefits were provided by the Former Parent to eligible employees through the defined contribution retirement plan of the Former Parent; the aggregate contributions to such plan which have been charged to the Company's operations was approximately $0.2 million in each of the years ended 1998, 1997 and 1996, respectively. The Company continues to be a participating employer in this plan, although it plans to terminate its participation in this plan and start its own defined contribution plan.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

9. EMPLOYEE BENEFITS PLANS -- (CONTINUED)
     Certain employees of the Company participate in an affiliate of the Former Parent's defined benefit pension plan. Benefits under the plan were frozen in 1992 and were based on years of service and average final compensation. The liability for benefits under this plan, which is substantially funded, is the responsibility of an affiliate of the Former Parent. The total pension expense relating to the Company's employees in the aggregate for the past three years was less than $10,000.

     In 1997 and 1996, the Company participated in the Former Parent's noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees of the Former Parent and its affiliates. Benefits under the noncontributory plan are based on years of service and average final compensation. The plan is unfunded. Following the Offering, the Company's participants ceased to be eligible for SERP benefits, accordingly, the Company's obligation under this plan ($56,000) was credited to Due from Former Parent and affiliates. The aggregate contribution to such plan which has been charged to operations was approximately $28,000 in 1997 and 1996. No contribution to the plan was made during the year ended December 31, 1998.

10. COMMITMENTS AND CONTINGENCIES

     SEC AND U.S. ATTORNEY INVESTIGATIONS -- On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation, designating officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company's previously issued financial statements (see Note 11). The Company has provided numerous documents to and continues to cooperate fully with the SEC staff. Management of the Company cannot predict the duration of such investigation or its potential outcome.

     The U.S. Attorney's Office for the Southern District of New York has commenced an investigation in connection with matters giving rise to the need to restate the Company's previously issued financial statements, (see Note 11) as well as a possible violation in 1998 of the Foreign Corrupt Practices Act. The Company has not been advised that it is a target of such investigation. The Company has provided numerous documents to and continues to cooperate fully with the U.S. Attorney's office. Management of the Company cannot predict the duration of such investigation or its potential outcome.

     LITIGATION -- A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and its auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. The Company and certain other defendants have separately moved to dismiss the complaint. The Plaintiffs' discovery requests as well as their motion for class certification have been stayed pending resolution of the respective motions to dismiss. The Company has commenced settlement discussions with Plantiffs' counsel. Management of the Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of loss with respect thereto. In addition, the timing of the resolution of these proceedings is uncertain. The range of possible resolutions could include judgements against the Company or settlements that could require substantial payments by the Company, including costs of defending such suits, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadow Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., the Former Parent and the Company. The complaint alleged that the defendants were indebted to the bankruptcy estate for royalty payments under a 1981 license and that the Company was liable for unpaid royalties for 1990 in the amount of $226,322, for 1991 in the amount of $853,582 and through July 1992 in the amount of $568,762, plus attorney's fees and interest on unpaid amounts. The defendants and Trustee entered into a settlement agreement which was approved by an order of the Bankruptcy Court on September 10, 1999, whereby the defendants agreed to pay the Trustee $150,000, of which $120,000 has been paid with the balance payable in two equal monthly installments of $15,000 each payable ninety and one-hundred twenty days, respectively, following entry of the order. The full amount of this settlement has been accrued at December 31, 1998.

     In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against the Company, the Former Parent and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgement was entered on March 19, 1999 for $175,639, with attorney's fees still to be assessed. Plaintiffs' counsel has stated that he would seek in excess of $300,000 in attorney's fees. Such judgement was entered only against the Former Parent, which contends that the Company should contribute to the payment of the judgement. The defendants have appealed and the plaintiffs have filed a cross-appeal, both of which are still pending. The plaintiffs and defendants are currently engaged in settlement discussions.

     On August 17, 1999, the Company commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York, where it is currently pending. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. Management of the Company does not believe that the outcome or resolution of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. Management of the Company does not believe that the agreement was breached, and is in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer.

     The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than the shareholder litigation described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, is likely to have a material impact on the Company's financial position, results of operations or cash flows.

     Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1998, accruals for

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) litigation matters approximated $500,000. No such accruals were recorded as of December 31, 1997. It is anticipated that the $500,000 accrual will be paid as follows: $135,000 in 1999 and $365,000 in 2000. The Company believes, based on information known at December 31, 1998, that anticipated probable costs of litigation matters as of December 31, 1998 have been adequately provided to the extent determinable.

     INDEMNIFICATIONS FROM FORMER PARENT -- As described in Notes 5, 7 and 9, in connection with the Offering, the Company and its Former Parent entered into a number of agreements, which, among other matters, provide for the indemnification, under certain circumstances, of the Company by the Former Parent. During 1999, the Former Parent has experienced significant financial difficulty, which may result in its inability to perform under the terms of the indemnifications provided, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     PRODUCT LIABILITY MATTERS -- The Company provides holograms in connection with a wide range of its customers' products, in which case it is possible that the Company is subject to product liabilities in association with those products or in connection with the holograms used with those products. Although the Company maintains product liability insurance, there can be no assurance that such insurance would be available to cover any such claim or available in amounts sufficient to cover all potential liabilities. As a result, product liability claims could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     LEASES -- The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

     Net rental expense was approximately $1.2 million for each of the years ended December 31, 1998, 1997 and 1996.

     At December 31, 1998, future minimum lease payments under noncancelable operating leases are as follows: $1.2 million in 1999; $1.1 million in 2000; $0.9 million in 2001; $0.9 million in 2002; $0.8 million in 2003; and $2.7 million thereafter.

     EMPLOYMENT AGREEMENTS -- In 1999, the Company entered into employment agreements with certain officers which provide for among other matters minimum compensation of approximately $474,000 in 1999, $552,000 in 2000, and $65,000 in 2001. The agreements also provide for discretionary bonuses. In connection with these agreements, the Company granted options to acquire 775,000 shares of its Common Stock at prices ranging from $1.75 to $2.75 per share, representing the fair market value of the Company's Common Stock on the dates of grant.

     NEW YORK STOCK EXCHANGE SUSPENSION OF TRADING -- On August 3, 1999, the New York Stock Exchange suspended trading in the Company's Common Stock for failure by the Company to deliver its Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999 on a timely basis. Following the suspension, the New York Stock Exchange notified the Company of its intent to apply for delisting of the Company's Common Stock. The Company does not expect to resume trading on the New York Stock Exchange, but the Company intends to seek to have its security traded on another stock exchange or the National Association of Securities Dealers Automated Quotation System.

11. RESTATEMENT

     Subsequent to the issuance of the Company's financial statements for the years ended December 31, 1997 and 1996, it was determined that certain sales were improperly recorded. As a result of the restatement, previously reported sales for the year ended December 31, 1996 were reduced by approximately $1.1 million, resulting in a corresponding increase in previously reported sales for the year ended December 31, 1997.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

11. RESTATEMENT -- (CONTINUED)
Additionally, previously reported sales for the year ended December 31, 1997 were reduced, prior to the impact of the increase relating to the 1996 reduction discussed above, by approximately $9.0 million, resulting in an increase in sales for the year ended December 31, 1998 (principally in the first quarter) of approximately $7.5 million. As a result, the accompanying financial statements as of December 31, 1997 and for the years ended December 31, 1997 and 1996 present the restated results.

     A summary of the effects of the restatement follows (in thousands, except per share data):

                                                                   BALANCE SHEET
                                                              AS OF DECEMBER 31, 1997
                                                              -----------------------
                                                                  AS
                                                              PREVIOUSLY       AS
                                                               REPORTED     RESTATED
                                                              -----------   ---------
                                       ASSETS
Current assets:
     Cash and cash equivalents..............................   $    253     $    253
     Accounts receivable....................................     14,479        5,897
     Inventories............................................      5,989        6,031
     Deferred income taxes..................................        471          708
     Prepaid expenses and other.............................         95           95
                                                               --------     --------
          Total current assets..............................     21,287       12,984
Machinery, equipment and leasehold improvements, net........      5,695        5,695
Other assets................................................         43           43
Excess of cost over net assets acquired, net................      8,793        8,793
                                                               --------     --------
                                                               $ 35,818     $ 27,515
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving credit.......................................   $    674     $    674
     Accounts payable and accrued expenses..................      3,312        3,626
                                                               --------     --------
          Total current liabilities.........................      3,986        4,300
Other long-term liabilities.................................        460          460
Deferred income taxes.......................................      1,590        1,590
                                                               --------     --------
          Total liabilities.................................      6,036        6,350
                                                               --------     --------
Stockholders' equity:
     Common stock...........................................        136          136
     Additional paid-in capital.............................     11,627       11,627
     Retained earnings......................................     41,015       35,536
     Due from Former Parent and affiliates..................    (22,996)     (26,134)
                                                               --------     --------
          Total stockholders' equity........................     29,782       21,165
                                                               --------     --------
                                                               $ 35,818     $ 27,515
                                                               ========     ========

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                         NOTES TO FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

11. RESTATEMENT -- (CONTINUED)

                                                                     STATEMENTS OF INCOME
                                                                   YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                                 1997                    1996
                                                         ---------------------   ---------------------
                                                             AS                      AS
                                                         PREVIOUSLY      AS      PREVIOUSLY      AS
                                                          REPORTED    RESTATED    REPORTED    RESTATED
                                                         ----------   --------   ----------   --------
Sales..................................................   $30,915     $23,085     $28,649     $27,516
                                                          -------     -------     -------     -------
Costs and expenses:
     Cost of goods sold................................    11,912      12,153      15,034      14,710
     Selling and administrative........................     6,001       5,813       4,711       4,711
     Depreciation......................................     1,136       1,136       1,141       1,141
                                                          -------     -------     -------     -------
                                                           19,049      19,102      20,886      20,562
                                                          -------     -------     -------     -------
                                                           11,866       3,983       7,763       6,954
                                                          -------     -------     -------     -------
Other, net:
     Royalty income....................................       785         785         128         128
     Intercompany interest income......................       305         305         305         305
     Other income......................................        36          36          68          68
     Interest expense..................................      (159)       (159)         --          --
                                                          -------     -------     -------     -------
                                                              967         967         501         501
                                                          -------     -------     -------     -------
Income before taxes on income..........................    12,833       4,950       8,264       7,455
Taxes on income........................................     5,294       2,130       3,444       3,117
                                                          -------     -------     -------     -------
Net income.............................................   $ 7,539     $ 2,820     $ 4,820     $ 4,338
                                                          =======     =======     =======     =======
Net income per share, basic and diluted................   $  0.55     $  0.21     $  0.35     $  0.32
                                                          =======     =======     =======     =======

     Additionally, as of January 1, 1996 retained earnings have been reduced by approximately $278,000, net of applicable income taxes, for the effects of certain overbillings during 1991 through 1994.

                             *   *   *   *   *   *

                                                                     SCHEDULE II

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              ADDITIONS
                                                       -----------------------
                                           BALANCE,    CHARGED TO   CHARGED TO                      BALANCE,
                                           BEGINNING   COSTS AND      OTHER                           END
               DESCRIPTION                  OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS         OF YEAR
               -----------                 ---------   ----------   ----------   ----------         --------
                                                           (IN THOUSANDS)
Year ended December 31, 1998:
     Allowance for doubtful accounts
       (deducted from accounts
       receivable).......................    $168        $  379                     $416 (1)         $  131
                                             ====        ======       ======        ====             ======
     Allowance for obsolescence (deducted
       from inventory)...................    $467        $2,289                     $ --             $2,756
                                             ====        ======       ======        ====             ======
Year ended December 31, 1997 (as
  restated):
     Allowance for doubtful accounts
       (deducted from accounts
       receivable).......................    $245        $  732                     $809 (1)         $  168
                                             ====        ======       ======        ====             ======
     Allowance for obsolescence (deducted
       from inventory)...................    $265        $  202                     $ --             $  467
                                             ====        ======       ======        ====             ======
Year ended December 31, 1996 (as
  restated):
     Allowance for doubtful accounts
       (deducted from accounts
       receivable).......................    $130        $   22                     $(93)(1)(2)      $  245
                                             ====        ======       ======        ====             ======
     Allowance for obsolescence (deducted
       from inventory)...................    $322        $   --                     $ 57             $  265
                                             ====        ======       ======        ====             ======

---------------
(1) Accounts deemed to be uncollectible, net of recoveries.

(2) Amount of recoveries exceeded amounts deemed uncollectible during year.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                        By: /s/ KENNETH H. TRAUB
                                           -------------------------------------
                                           Kenneth H. Traub
                                           President and Chief Operating Officer

December 21, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----

/s/ KENNETH H. TRAUB                           President, Chief Operating           December 21, 1999
---------------------------------------------  Officer and
Kenneth H. Traub                               Director (Principal Executive
                                               Officer)

/s/ ALAN GOLDSTEIN                             Chief Financial Officer              December 21, 1999
---------------------------------------------  (Principal Financial and
Alan Goldstein                                 Accounting Officer)

/s/ SALVATORE F. D'AMATO                       Chairman of the Board                December 21, 1999
---------------------------------------------
Salvatore F. D'Amato

/s/ STEPHEN A. BENTON                          Director                             December 21, 1999
---------------------------------------------
Stephen A. Benton

/s/ C. GERALD GOLDSMITH                        Director                             December 21, 1999
---------------------------------------------
C. Gerald Goldsmith