Form 10-Q
period 1999-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-02-08
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

                          Commission File Number 1-3410

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

             (Exact name of Registrant as specified in its charter)

                  Delaware                                   13-3317668
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                          Identification No.)


                             399 Executive Boulevard
                            Elmsford, New York, 10523
          (Address of principal executive offices, including zip code)

                                 (914) 592-2355
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the
past 90 days.    Yes X  No
             ---    ---

The aggregate number of shares of common stock, $.01 par value, outstanding on February 4, 2000 was 13,636,000.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                           PAGE
                                                                            NO.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Condensed Balance Sheets
           March 31, 1999 and December 31, 1998............................  3

        Unaudited Condensed Statements of Operations
           For the Three Months Ended March 31, 1999 and 1998..............  4

        Unaudited Condensed Statement of Stockholders'
           Equity For the Three Months Ended March 31, 1999................  5

        Unaudited Condensed Statements of Cash Flows
           For the Three Months Ended March 31, 1999 and 1998..............  6

        Notes to Unaudited Condensed Financial Statements..................  7

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................. 16

Item 3. Quantitative and Qualitative Disclosures
             About Market Risk............................................. 22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 23

Item 6. Exhibits and Reports on Form 8-K................................... 23

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

                                                                        March 31,            December 31,
                                                                          1999                  1998
                                                                     --------------        ----------------
                                  ASSETS

Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .      $        89           $       4,319
  Accounts receivable, net of allowance for
   doubtful accounts of $179 and $131 . . . . . . . . . . . . .            3,924                   4,023
  Inventories, net of allowances of
   $2,826 and $2,756 . . . . . . . . . . . . . . . . . . . . .             5,766                   5,827
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .            2,430                   1,777
  Prepaid expenses and other . . . . . . . . . . . . . . . . .               244                     427
                                                                     ------------         ---------------
    Total current assets . . . . . . . . . . . . . . . . . . .            12,453                  16,373
  Machinery, equipment and leasehold
   improvements, net . . . . . . . . . . . . . . . . . . . . .             5,216                   5,325
  Other assets . . . . . . . . . . . . . . . . . . . . . . . .               202                     680
  Excess of cost over net assets acquired, net of
   accumulated amortization of $2,005 and $1,919 . . . . . . .             8,356                   8,442
                                                                     ------------         ---------------

      Total Assets                                                   $    26,227           $      30,820
                                                                     ============         ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving credit . . . . . . . . . . . . . . . . . . . . . .       $     3,096           $       5,591
  Current portion of notes payable . . . . . . . . . . . . . .               164                     304
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .             3,077                   4,376
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .            3,598                   2,619
  Customer advances . . . . . . . . . . . . . . . . . . . . . .            1,282                   1,460
                                                                     ------------         ---------------
   Total current liabilities . . . . . . . . . . . . . . . . .            11,217                  14,350
  Other long-term liabilities . . . . . . . . . . . . . . . . .              469                     477
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .            1,463                   1,463
                                                                     ------------         ---------------
    Total Liabilities                                                     13,149                  16,290
                                                                     ------------         ---------------

Commitments and Contingencies - Note E


Stockholders' Equity:
  Preferred Stock, authorized 5,000,000 shares;
   no shares issued or outstanding . . . . . . . . . . . . . .
  Common Stock, par value $.01 per share, authorized
   30,000,000 shares; issued and outstanding 13,636,000 . . . .              136                     136
  Additional paid-in-capital . . . . . . . . . . . . . . . . .            11,627                  11,627
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .            1,315                   2,767
                                                                     ------------         ---------------
    Total Stockholders' Equity                                            13,078                  14,530
                                                                     ------------         ---------------

      Total Liabilities and Stockholders' Equity                     $    26,227           $      30,820
                                                                     ============         ===============


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                                   (As Restated
                                                                    See Note F)

Sales ............................................        $ 5,232      $10,176

Costs and expenses:
 Cost of goods sold ..............................          3,397        4,609
 Selling and administrative ......................          3,266        1,139
 Depreciation and amortization ...................            248          292
                                                          -------      -------
                                                            6,911        6,040
                                                          -------      -------

Operating (loss) income ..........................         (1,679)       4,136


Other, net:
 Other income ....................................            161          245
 Interest expense ................................           (587)        (105)
                                                          -------      -------
                                                             (426)         140
                                                          -------      -------

(Loss) income before taxes on income .............         (2,105)       4,276
Taxes on income (benefit) ........................           (653)       1,766
                                                          -------      -------
Net (loss) income ................................        $(1,452)     $ 2,510
                                                          =======      =======


Net (loss) income per share, basic and diluted ...        $ (0.11)     $  0.18
                                                          =======      =======


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 1999
(In thousands)



                                           Common Stock         Additional
                                        --------------------     Paid-In         Retained
                                          Shares     Amount      Capital         Earnings        Total
                                        ---------  ---------   ------------    ------------   ----------

Balance January 1, 1999 ..........       13,636      $136       $11,627         $ 2,767        $14,530

Net (loss) .......................                                               (1,452)        (1,452)
                                         ------      ----       -------         -------        -------

Balance March 31, 1999 ...........       13,636      $136       $11,627         $ 1,315        $13,078
                                         ======      ====       =======         =======        =======


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                            1999        1998
                                                         ---------    ---------
Cash flows from operating activities:
Net (loss) income ......................................   $(1,452)     $ 2,510
Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization .......................       248          292
   Deferred income taxes ...............................      (653)         (34)
   Deferred financing costs ............................       450


Changes in operating assets and liabilities:
 Accounts receivable ...................................        99        1,908
 Inventories ...........................................        61          156
 Prepaid expenses and other ............................       211           98
 Accounts payable, accrued expenses and other ..........      (320)        (140)
 Customer advances .....................................      (178)
                                                           -------      -------

Net cash (used in) provided by operating activities ....    (1,534)       4,790
                                                           -------      -------

Cash flows from investing activities:
 Capital expenditures ..................................       (53)        (130)
                                                           -------      -------

Net cash used in investing activities ..................       (53)        (130)
                                                           -------      -------

Cash flows from financing activities:
 Advances to Former Parent and affiliates, net .........                 (8,974)
 Revolving credit (repayment) borrowings, net ..........    (2,495)       4,313
 Notes payable .........................................                   (148)
                                                           -------      -------

Net cash used in financing activities ..................    (2,643)      (4,661)
                                                           -------      -------

Decrease in cash and cash equivalents ..................    (4,230)          (1)
Cash and cash equivalents - beginning of period ........     4,319          253
                                                           -------      -------

Cash and cash equivalents - end of period ..............   $    89      $   252
                                                           =======      =======

Supplemental disclosure of cash payments for:
 Taxes .................................................   $    --      $ 1,270
                                                          ========      =======

 Interest ..............................................  $    137      $   100
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

The accompanying unaudited condensed financial statements do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's audited financial statements included in the Company's filings made with the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of the interim period presented and are not necessarily indicative of the results which may be expected for a full year.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SALES RECOGNITION
Sales are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used.

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 1999 accounts receivable from this customer totaled $55,000. There were no amounts receivable from this customer at December 31, 1998.

At March 31, 1999 and December 31, 1998, customer advances approximating $1.3 million and $1.5 million, respectively, represent payments received from customers for products which have not yet been shipped ($1.0 million and $1.2 million, respectively) and for products shipped with the right of return ($0.3 million for both periods) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

BASIC AND DILUTED NET INCOME PER SHARE
Basic net income per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 13,636,000 in each of the three months ended March 31, 1999 and 1998, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options). For the three months ended March 31, 1999 dilutive earnings per share were antidilutive. For the three months ended March 31, 1998 there were no stock options outstanding.

BUSINESS INFORMATION
Sales to MasterCard were approximately 12% and 64% of sales for the three months ended March 31, 1999 and 1998, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales to manufacturers of VISA credit cards were approximately 14% of sales for each of the three months ended March 31, 1999 and 1998. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At March 31, 1999 and December 31, 1998, accounts receivable from these customers approximated $1.3 million and $1.0 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

IMPACT OF ACCOUNTING PRONOUNCEMENTS
In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on January 1, 1999. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,    December 31,
                                                         1999          1998
                                                       ---------    ------------
   Finished goods ...................................   $   5,458      $  3,430
   Finished goods on consignment with customers .....         150           487
   Work in process ..................................       1,998         3,273
   Origination and cylinder costs ...................         162           427
   Raw materials ....................................         824           966
                                                        ---------      --------
                                                            8,592         8,583
   Less:  Reserve for obsolescence ..................      (2,826)       (2,756)
                                                        ---------      --------
                                                        $   5,766      $  5,827
                                                        =========      ========

NOTE C - LONG-TERM DEBT

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

On March 31, 1999, the Credit Agreement was amended (the "Amended Credit Agreement"), whereby the maximum permitted borrowings were reduced to the lesser of $4.5 million or the maximum permitted borrowings under a borrowing base formula, as defined. Borrowings under the Amended Credit Agreement bore interest at the lender's alternate base rate, as defined, plus 0.5%. On July 20, 1999, the Amended Credit Agreement was amended (the "Second Amended Credit Agreement"), whereby (i) all existing events of default were waived, (ii) the latest maturity date of all loans outstanding was changed to January 20, 2000, and (iii) the maximum permitted borrowings was reduced to $4.0 million, which was to decline monthly until December 31, 1999 when the maximum permitted borrowings was to be $2.6 million. The Second Amended Credit Agreement provided for borrowings under a revolving credit line bearing interest at the lender's alternate base rate, as defined, plus 2% (7.8% and 8.0% at March 31, 1999 and December 31, 1998, respectively), subject to a borrowing base formula, as defined. As consideration for the Second Amended Credit Agreement, the Company paid a fee of $40,000 and issued warrants to purchase up to 781,645 shares of its Common Stock, subject to antidilution rights, at $4.50 per share. Such warrants were terminated on September 29, 1999 pursuant to the Second Amended Credit Agreement when amounts outstanding under the Second Amended Credit Agreement were repaid, as described below.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE C - LONG-TERM DEBT (Continued)

On September 29, 1999, amounts then outstanding under the Second Amended Credit Agreement were repaid when the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank (as amended, the "Loan and Security Agreement"), maturing on September 29, 2004. The Loan and Security Agreement, which is secured by substantially all of the Company's assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Loan and Security Agreement bear interest at the lender's reference rate, as defined, plus 1.5%, which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the Loan and Security Agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments.

The Loan and Security Agreement contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company to, among other things, (i) declare dividends or repurchase or redeem stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures in any fiscal year in excess of $2.5 million, (vii) engage in mergers, acquisitions and asset sales,
(viii) engage in certain transactions with affiliates and (ix) materially alter the nature of its business. The Company is also required to comply with specified financial covenants and ratios. The Loan and Security Agreement provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, adverse judgments in excess of $0.2 million, and change of ownership and control.

As a result of the Amended Credit Agreement, in the first quarter of 1999 the Company wrote off unamortized deferred financing costs of approximately $0.5 million relating to the Credit Agreement. As a result of the Second Amended Credit Agreement, in the third quarter of 1999 the Company will write off unamortized deferred financing costs of approximately $59,000 relating to the Amended Credit Agreement. As a result of the Loan and Security Agreement, in the third quarter of 1999 the Company will write off the remaining unamortized deferred financing costs of approximately $31,000 relating to the Second Amended Credit Agreement.

NOTE D - RELATED PARTY TRANSACTIONS

The Company had sales of $0.1 million and $0.2 million in the three months ended March 31, 1999 and 1998, respectively, to the Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the three months of 1999 or 1998. Trade accounts receivable from the Former Parent and affiliates were $0.1 million and $0.2 million at March 31, 1999 and December 31, 1998, respectively. Accounts payable and accrued expenses to the Former Parent and affiliates were $0.5 million at both March 31, 1999 and December 31, 1998.

In addition, in connection with the Offering, the Company entered into a number of agreements with the Former Parent that require the Former Parent to indemnify the Company under certain circumstances.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

On December 8, 1999, the Former Parent filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The proposed plan seeks approval for a financial restructuring resulting in the cancellation of certain of the Former Parent's outstanding indebtedness in exchange for equity in the Former Parent as well as the amendment of the repayment terms of certain other outstanding indebtedness of the Former Parent. The proposed plan does not seek to affect the Former Parent's trade obligations or payables in the ordinary course. The Company has submitted a substantial claim in the proceeding for certain amounts claimed to be owed to the Company by the Former Parent. Because of the Former Parent's financial difficulties, it may be difficult for the Company to collect on these claims or any future liabilities of the Former Parent to the Company. The Company has not recorded any amounts in its financial statements related to the above claim.

NOTE E - COMMITMENTS AND CONTINGENCIES

SEC AND U.S. ATTORNEY INVESTIGATIONS
On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation, designating officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company's previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff. Management of the Company cannot predict the duration of such investigation or its potential outcome.

The U.S. Attorney's Office for the Southern District of New York has commenced an investigation in connection with matters giving rise to the need to restate the Company's previously issued financial statements, as well as a possible violation in 1998 of the Foreign Corrupt Practices Act. The Company has not been advised that it is a target of such investigation. The Company has provided numerous documents to and continues to cooperate fully with the U.S. Attorney's office. Management of the Company cannot predict the duration of such investigation or its potential outcome.

On January 20, 2000, the Former Parent announced in an SEC filing that it was advised by the U.S. Attorney's Office for the Southern District of New York that it is a target of an investigation relating to the revenue recognition issues involving the Company, which issues the Company believes to have arisen prior to the Company's initial public offering and separation from the Former Parent. In addition, the Former Parent announced that, in connection with the same issues, the staff of the SEC is prepared to recommend to the SEC that enforcement proceedings be commenced against the Former Parent in U.S. District Court seeking injunctive relief and monetary disgorgement. The Former Parent also announced that it was advised by counsel to Morris Weissman, the Former Parent's Chairman of the Board and Chief Executive Officer and the Company's former Chairman of the Board and Chief Executive Officer, that such counsel had received similar notification from the U.S. Attorney's Office for the Southern District of New York and the staff of the SEC with respect to Mr. Weissman.

LITIGATION
A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and its auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

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

On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadow Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., the Former Parent and the Company. The complaint alleged that the defendants were indebted to the bankruptcy estate for royalty payments under a 1981 license and that the Company was liable for unpaid royalties for 1990 in the amount of $226,322, for 1991 in the amount of $853,582 and through July 1992 in the amount of $568,762, plus attorney's fees and interest on unpaid amounts. The defendants and Trustee entered into a settlement agreement which was approved by an order of the Bankruptcy Court on September 10, 1999, whereby the defendants agreed to pay the Trustee $150,000, which has been fully paid. The full amount of this settlement has been accrued at December 31, 1998.

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

On August 17, 1999, the Company commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted the Company's motion for summary judgement with respect to the Company's claim. The defendant's counterclaims are still pending. Management of the Company does not believe that the outcome or resolution of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. Management of the Company does not believe that the agreement was breached, and is in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer. The Company has begun settlement negotiations with the customer and based on those settlement negotiations the Company reserved $775,000 during the first quarter of 1999 for breach of contract relating to warranties.

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than the shareholder litigation described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, is likely to have a material impact on the Company's financial position, results of operations or cash flows. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of March 31, 1999 and December 31, 1998, accruals for litigation matters approximated $500,000. It is anticipated that the $500,000 accrual will be paid as follows: $135,000 in 1999 and $365,000 in 2000. The Company believes, based on information known at March 31, 1999, that anticipated probable costs of litigation matters as of March 31, 1999 have been adequately provided to the extent determinable.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE F - RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998, it was determined that certain sales were improperly recorded.

A summary of the effects of the restatement follows (in thousands, except per share data):

                                                          Three Months Ended
                                                            March 31, 1998
                                                      --------------------------
                                                           As
                                                        Previously      As
                                                        Reported     Restated
                                                       -----------  -----------

Sales ..............................................      $7,035      $10,176

Costs and expenses:
  Cost of goods sold ...............................       2,438        4,609
  Selling and administrative .......................       1,256        1,139
  Depreciation and amortization ....................         292          292
                                                          ------      -------
                                                           3,986        6,040
                                                          ------      -------

Operating income ...................................       3,049        4,136

Other, net:
  Other income .....................................         110          245
  Interest expense .................................        (105)        (105)
                                                          ------      -------
                                                               5          140
                                                          ------      -------

Income before taxes on income ......................       3,054        4,276
Taxes on income ....................................       1,261        1,766
                                                          ------      -------

Net income .........................................      $1,793      $ 2,510
                                                          ======      =======

Net income per share, basic and diluted ............      $ 0.13      $  0.18
                                                          ======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

On January 19, 1999, the Company announced that the audit committee of its board of directors initiated an investigation into circumstances that gave rise to the need to restate prior period financial statements. The audit committee's investigation has since been completed, and, as a result of its findings, the Company has restated its previously issued financial statements for 1996, 1997 (see Note 11 to the financial statements in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998) and the first three quarters of 1998. The effects of the restatement for the three months ended March 31, 1998 are presented in Note F to the unaudited financial statements and have been reflected herein.

OVERVIEW

The Company originates, mass-produces and markets holograms. The Company's holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. The Company's ability to control the diffraction of light ("origination") using proprietary processes in a secure, controlled manufacturing environment has enabled the Company to become a market leader in security holography. The Company's products are used by over 200 companies worldwide. The Company also produces non-secure holograms for packaging and promotional applications. The Company's sales of holograms for credit card security applications generally carry higher gross margins than sales for other applications.

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

The Company is currently dependent on certain credit card companies for a substantial portion of its business, including MasterCard and manufacturers of VISA brand credit cards. Sales to MasterCard were approximately 12% and 64% of sales for the three months ended March 31, 1999 and 1998, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Sales to manufacturers of VISA credit cards were approximately 14% of sales for each of the three months ended March 31, 1999 and 1998. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW (Continued)


authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 1999, accounts receivable from this customer totaled $55,000. There were no amounts receivable from this customer at December 31, 1998.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Sales may fluctuate from quarter to quarter due to changes in customers' ordering patterns. Customers do not typically provide the Company with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers' promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for us to anticipate. In addition, the Company believes that sales in 1999 were adversely impacted by the issues and distractions resulting from the need to restate the historical financial results issued by the Company's prior management.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company's corporate, sales, marketing and administrative personnel and marketing and advertising expenses for the Company's services and products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of sales.

                                                     Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                   1999             1998
                                                -----------      ----------
Sales ...................................         100.0%            100.0%
Costs and expenses:
 Cost of goods sold .....................          64.9              45.3
 Selling and administrative .............          62.5              11.2
 Depreciation and amortization ..........           4.7               2.9
                                                  -----             -----

Operating (loss) income .................         (32.1)             40.6
Other income ............................           3.1               2.4
Interest, net ...........................         (11.2)             (1.0)
                                                  -----            ------
(Loss) income before taxes on income ....         (40.2)             42.0
Net (loss) income .......................         (27.8)%            24.7%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

Sales. Sales decreased by $5.0 million, or 49.0%, from $10.2 million for the three months ended March 31, 1998 to $5.2 million for the three months ended March 31, 1999. The decrease in sales was due to a decrease in sales of security holograms for credit cards of $5.5 million, primarily due to a $6.5 million sale to a customer in the first quarter of 1998, which did not reoccur in the 1999 period, offset by an increase of $0.5 million of sales of other security holograms.

Cost of Goods Sold. Cost of goods sold decreased by $1.2 million, from $4.6 million for the three months ended March 31, 1998 to $3.4 million for the three months ended March 31, 1999. As a percentage of sales, cost of goods sold increased from 45.3% in the three months ended March 31, 1998 to 64.9% for the same period in 1999. The increase is primarily due to a decrease in margins on the Company's sales mix (6%) and a reserve for settlement of a breach of contract claim, relating to warranties, by a customer in connection with a 1998 sale (15%).

Selling and Administrative. Selling and administrative expenses increased by $2.2 million, from $1.1 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999. The increase was primarily due to costs incurred related to the audit committee's investigation and related restatement efforts of $1.8 million, additional administrative salaries and benefits of $0.2 million and an increase in bad debt expense of $0.1 million. As a percentage of sales, selling and administrative expenses increased from 11.2% for the three months ended March 31, 1998 to 62.5% for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998 (Continued)

Depreciation and Amortization. Depreciation and amortization decreased from $292,000 for the three months ended March 31, 1998 to $248,000 for the three months ended March 31, 1999 as a result of the retirement of certain machinery and equipment in 1998.

Other Income.  Other income remained relatively unchanged.

Interest Expense. Interest expense increased from $105,000 for the three months ended March 31, 1998 to $587,000 for the three months ended March 31, 1999 primarily as a result of the write-off of deferred financing costs associated with the revolving credit facility as a result of the amendment to such credit facility as described in Note C.

Taxes on Income (Benefit). Taxes on income (benefit) are based on an estimated annual effective tax rate. Income taxes decreased by $2.4 million, from $1.8 million for the three months ended March 31, 1998 to $(0.6) million for the three months ended March 31, 1999, as a result of the loss incurred due to the factors described above. The rate and amount for the periods prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis. A valuation allowance has not been recorded for the Company's deferred tax assets because management of the Company believes that the deferred tax assets are more likely than not to be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $4.3 million in cash and cash equivalents and working capital of $2.0 million. This cash balance included cash generated from sales in the fourth quarter of 1998 at a discount from the normal sales price in exchange for immediate payment and from customer advances, as well as the effects of an increase in accounts payable. A substantial portion of this cash was subsequently utilized for repayments under the revolving credit agreement, the payment of trade payables, and for costs relating to the audit committee investigation discussed above. We estimate that the total amount to be expended in connection with the audit committee investigation and related restatement efforts will approximate $4.0 million, of which $1.8 million has been expended through March 31, 1999. These costs will be charged to operations as incurred and will adversely impact 1999 operating results and cash flows. At March 31, 1999, the Company had $89,000 in cash and cash equivalents and working capital of $1.2 million. The Company also had $1.3 million of availability under its revolving credit facility agreement which was entered into on July 20, 1998 and subsequently amended. (See Note C of the Notes to Unaudited Condensed Financial Statements).

The Company's ability to borrow under the revolving credit portion of the revolving credit facility was evaluated under a Borrowing Base (as defined therein). Such Borrowing Base is a fixed percentage of eligible accounts receivable plus a fixed percentage of eligible raw material and finished goods inventory. Additionally, the Company was required to make monthly interest payments in the case of any Alternate Base Loan (as defined therein) or Eurodollar Loan (as defined therein) at a floating rate equal to either the lender's Alternate Base Rate (as defined therein) or LIBOR, plus a margin as determined in accordance with the terms of the revolving credit facility.

Prior to the Offering, cash accounts for the Company were controlled on a centralized basis by the Former Parent and, accordingly, cash receipts and disbursements had been received or made through the Former

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Parent and were recorded as due from Former Parent and affiliates. Since the Offering Date, the Company is maintaining its own centralized cash management system.

For the three months ended March 31, 1999, the Company's operating activities used cash of $1.5 million compared to $4.8 million of cash provided by operating activities in the same period in 1998, primarily as a result of decreased earnings of $4.0 million, a decrease in cash provided by accounts receivable of $1.8 million, an increase in cash used for accounts payable, accrued expenses and other of $0.2 million, and a decrease in customer advances of $0.2 million.

Investing activities for the three months ended March 31, 1999 and 1998 used cash of $53,000 and $130,000 respectively, for capital expenditures.

Financing activities for the three months ended March 31, 1999 and 1998 used cash of $2.6 million and $4.7 million, respectively. The activity in 1999 was comprised of the repayment of the revolving credit facility and notes payable aggregating $2.6 million. The activity in 1998 was comprised of net advances to the Former Parent and affiliates of $9.0 million offset by $4.3 million of net borrowings under the revolving credit facility.

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

In December 1998, we began evaluating and testing our internal computer information systems. This effort involved plans for creating or purchasing replacement systems for those computer information systems which were developed internally as well as obtaining versions of software purchased from third parties which are Year 2000 compliant. We have converted or replaced computer information systems for our entire business operations by the end of the fourth quarter of 1999 with an estimated total cost of approximately $500,000, which does not include internal costs associated with our Year 2000 remediation. Our internal costs associated with our Year 2000 remediation are being expensed as incurred, and have not been material to our past performance and are not expected to be material relative to our future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (Continued)

performance. No funds were expended relating to our Year 2000 remediation during 1998. Through December 31, 1999, approximately $465,000 was expended. Our current estimates of the amount of costs and time necessary to remediate and test our computer systems are based on the facts and circumstances existing and known at this time. These estimates were made using assumptions of future events including the continued availability of certain resources, implementation success by key third parties and other factors.

The Company has completed the implementation of the new financial and manufacturing software to comply with Year 2000 issues and improve management reporting capabilities. All mission critical portions of the software have been successfully tested to ensure the correct operation of the hardware and software. The Year 2000 contingency plan of the Company has been modified to include the new financial and manufacturing software.

Also, in late 1998 we began to assess the Year 2000 remediation efforts of our suppliers, including providers of services such as utilities, and customers where there is a significant business relationship. These efforts however provide no assurances that we will not be affected by the Year 2000 problems of other organizations. This process was completed in March 1999. To date, however, the information received from our suppliers and customers indicate that their respective Year 2000 remediation efforts have been completed and we have not experienced any problems in these areas.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the discussion under the caption "Litigation" in Note E to Notes to Unaudited Condensed Financial Statements in this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K -

            (1) Current Report on Form 8-K filed January 20, 1999 (relating to the Company's press release dated January 19, 1999 announcing that its Audit Committee has begun investigating certain transactions during the second and third quarters of 1998 which resulted in the inappropriate recognition of revenue during such quarters).

            (2) Current Report on Form 8-K filed January 26, 1999 (relating to the Company's press release dated January 25, 1999 announcing that the Company expects that revenues and net income for the year ended December 31, 1998 will be substantially lower than that for the year ended December 31, 1997, and that the Company's interim financial statements for each of the first three quarters of 1998 will require restatement).

            (3) Current Report on Form 8-K filed February 1, 1999 (relating to the Company's press release dated February 1, 1999 announcing that approximately $6 million of revenue previously included in the Company's results of operations for the year ended December 31, 1997 should instead have been included in 1998).

            (4) Current Report on Form 8-K filed February 5, 1999 (relating to the Company's press release dated February 4, 1999 announcing changes in senior management).

            (5) Current Report on Form 8-K filed March 30, 1999 (relating to the
                Company's press release dated March 26, 1999 announcing that it has appointed Salvatore F. D'Amato to its Board of Directors).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN BANK NOTE
                                              HOLOGRAPHICS, INC.

                                              By: s/ Kenneth H. Traub
                                                  -------------------
                                              Kenneth H. Traub
                                              President

                                              By: s/ Alan Goldstein
                                                  -----------------
                                              Alan Goldstein
                                              Vice President,
                                              Chief Financial Officer and
                                              Chief Accounting Officer

Date: February 7, 2000