Form 10-Q
period 1999-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-02-08
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                                       PAGE
                                                                                                         NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Unaudited Condensed Balance Sheets
           June 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

        Unaudited Condensed Statements of Operations
           For the Three and Six Months Ended June 30, 1999
           and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

        Unaudited Condensed Statement of Stockholders'
           Equity For the Six Months Ended June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . .   5

        Unaudited Condensed Statements of Cash Flows
           For the Six Months Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . .   6

        Notes to Unaudited Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   7

 Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .  16

 Item 3. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

                                                                     June 30,   December 31,
                                                                       1999        1998
                                                                      -------     -------
                    ASSETS
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .    $     194    $  4,319
     Accounts receivable, net of allowance for
         doubtful accounts of $394 and $131  . . . . . . . . . .        3,097       4,023
     Inventories, net of allowances of
         $2,700 and $2,756 . . . . . . . . . . . . . . . . . . .        5,068       5,827
     Deferred income taxes . . . . . . . . . . . . . . . . . . .        2,157       1,777
     Prepaid expenses and other  . . . . . . . . . . . . . . . .          168         427
                                                                      -------     -------
             Total current assets  . . . . . . . . . . . . . . .       10,684      16,373
     Machinery, equipment and leasehold
         improvements, net . . . . . . . . . . . . . . . . . . .        5,110       5,325
     Other assets  . . . . . . . . . . . . . . . . . . . . . . .          231         680
     Excess of cost over net assets acquired, net of
         accumulated amortization of $2,091 and $1,919 . . . . .        8,270       8,442
                                                                      -------     -------

                Total Assets                                        $  24,295    $ 30,820
                                                                      =======     =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving credit  . . . . . . . . . . . . . . . . . . . . .    $   1,998    $  5,591
     Current portion of notes payable  . . . . . . . . . . . . .           15         304
     Accounts payable  . . . . . . . . . . . . . . . . . . . . .        2,072       4,376
     Accrued expenses  . . . . . . . . . . . . . . . . . . . . .        3,587       2,619
     Customer advances . . . . . . . . . . . . . . . . . . . . .        1,004       1,460
                                                                      -------     -------
         Total current liabilities . . . . . . . . . . . . . . .        8,676      14,350
     Other long-term liabilities . . . . . . . . . . . . . . . .          469         477
     Deferred income taxes . . . . . . . . . . . . . . . . . . .        1,463       1,463
                                                                      -------     -------
             Total Liabilities                                         10,608      16,290
                                                                      -------     -------

Commitments and Contingencies - Note E

Stockholders' Equity:
     Preferred Stock, authorized 5,000,000 shares;
         no shares issued or outstanding . . . . . . . . . . . .
     Common Stock, par value $.01 per share, authorized
         30,000,000 shares; issued and outstanding 13,636,000  .          136         136
     Additional paid-in-capital  . . . . . . . . . . . . . . . .       11,627      11,627
     Retained earnings . . . . . . . . . . . . . . . . . . . . .        1,924       2,767
                                                                      -------     -------
             Total Stockholders' Equity                                13,687      14,530
                                                                      -------     -------

                Total Liabilities and Stockholders' Equity          $  24,295    $ 30,820
                                                                      =======     =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

                                                         Three Months Ended          Six Months Ended
                                                              June 30,                    June 30,
                                                       ----------------------      ----------------------
                                                       1999          1998          1999          1998
                                                      ------        ------        -------       -------
                                                                 (As Restated                (As Restated
                                                                 See Note F)                 See Note F)

Sales . . . . . . . . . . . . . . . . . . . . . .    $ 5,743       $ 4,636      $  10,975      $ 14,812

Costs and expenses:
    Cost of goods sold  . . . . . . . . . . . . .      2,462         2,100          5,859         6,709
    Selling and administrative  . . . . . . . . .      2,198         1,675          5,464         2,814
    Depreciation and amortization . . . . . . . .        247           292            495           584
                                                      ------        ------        -------       -------
                                                       4,907         4,067         11,818        10,107
                                                      ------        ------        -------       -------

Operating income (loss) . . . . . . . . . . . . .        836           569           (843)        4,705
Other, net:
    Other income  . . . . . . . . . . . . . . . .        133           209            294           454
    Interest expense  . . . . . . . . . . . . . .        (87)         (140)          (674)         (245)
                                                      ------        ------        -------       -------
                                                          46            69           (380)          209
                                                      ------        ------        -------       -------

Income (loss) before taxes on income  . . . . . .        882           638         (1,223)        4,914
Taxes on income (benefit) . . . . . . . . . . . .        273           251           (380)        2,017
                                                      ------        ------        -------       -------

Net income (loss) . . . . . . . . . . . . . . . .    $   609       $   387      $    (843)     $  2,897
                                                      ======        ======        =======       =======

Net income (loss) per share, basic and diluted  .    $  0.04       $  0.03      $   (0.06)     $   0.21
                                                      ======        ======        =======       =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 1999
(In thousands)

                                      Common Stock          Additional
                                   -----------------         Paid-In      Retained
                                   Shares     Amount         Capital      Earnings        Total
                                   ------     ------         -------       -------       -------
Balance January 1, 1999 . . .      13,636      $ 136        $ 11,627      $  2,767      $ 14,530

Net (loss)  . . . . . . . . .                                                 (843)         (843)
                                   ------     ------        --------      --------      --------

Balance June 30, 1999 . . . .      13,636      $ 136        $ 11,627      $  1,924      $ 13,687
                                   ======     ======        ========      ========      ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                  1999        1998
                                                              ----------   ----------
Cash flows from operating activities:
Net (loss) income . . . . . . . . . . . . . . . . . . . . .   $     (843)   $   2,897
Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization . . . . . . . . . . .          495          584
        Deferred income taxes . . . . . . . . . . . . . . .         (380)         (34)
        Deferred financing costs . . . . . . . . . . . . .           453
Changes in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . .          926        1,908
    Inventories . . . . . . . . . . . . . . . . . . . . . .          759       (1,904)
    Prepaid expenses and other . . . . . . . . . . . . . .           316         (471)
    Accounts payable, accrued expenses and other . . . . .        (1,336)         639
    Customer advances . . . . . . . . . . . . . . . . . . .         (456)
                                                              ----------   ----------

Net cash (used in) provided by operating activities . . . .          (66)       3,619
                                                              ----------   ----------

Cash flows from investing activities:
    Capital expenditures . . . . . . . . . . . . . . . . .          (108)        (237)
                                                              ----------   ----------

Net cash used in investing activities . . . . . . . . . . .         (108)        (237)
                                                              ----------   ----------
Cash flows from financing activities:
    Deferred financing costs . . . . . . . . . . . . . . .           (61)
    Advances to Former Parent and affiliates, net . . . . .                    (7,304)
    Revolving credit (repayment) borrowings, net . . . . .        (3,593)       4,068
    Notes payable . . . . . . . . . . . . . . . . . . . . .         (297)
                                                              ----------   ----------
Net cash used in financing activities . . . . . . . . . . .       (3,951)      (3,236)
                                                              ----------   ----------

(Decrease) increase in cash and cash equivalents . . . . .        (4,125)         146
Cash and cash equivalents - beginning of period . . . . . .        4,319          253
                                                              ----------  -----------

Cash and cash equivalents - end of period . . . . . . . . .   $      194    $     399
                                                              ==========   ==========

Supplemental disclosure of cash payments for:
    Taxes . . . . . . . . . . . . . . . . . . . . . . . . .   $       --    $   2,600
                                                              ==========   ==========

    Interest . . . . . . . . . . . . . . . . . . . . . . .    $      221    $     235
                                                              ==========   ==========

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

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 1999, accounts receivable from this customer totaled $0.8 million. There were no amounts receivable from this customer at December 31, 1998.

At June 30, 1999 and December 31, 1998, customer advances approximating $1.0 million and $1.5 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.8 million and $1.2 million, respectively) and for products shipped with the right of return ($0.2 million and $0.3 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

BASIC AND DILUTED NET INCOME PER SHARE
Basic net income per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 13,636,000 in each of the three months and six months ended June 30, 1999 and 1998, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options). For the three months ended June 30, 1999 the diluted number of weighted average shares outstanding was 13,753,986. For the six months ended June 30, 1999 dilutive earnings per share were antidilutive. For the three months and six months ended June 30, 1998 there were no stock options outstanding.

BUSINESS INFORMATION
Sales to MasterCard were approximately 24% and 43% of sales for the six months ended June 30, 1999 and 1998, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales to manufacturers of VISA credit cards were approximately 14% and 21% of sales for the six months ended June 30, 1999 and 1998, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At June 30, 1999 and December 31, 1998, accounts receivable from these customers approximated $0.6 million and $1.0 million, respectively.

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

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

     Inventories consist of the following (in thousands):

                                              June 30,   December 31,
                                                1999         1998
                                              --------    --------
Finished goods  . . . . . . . . . . . . .    $   4,781   $   3,430
Finished goods on consignment with
     customers  . . . . . . . . . . . . .          247         487
Work in process . . . . . . . . . . . . .        1,795       3,273
Origination and cylinder costs  . . . . .          152         427
Raw materials . . . . . . . . . . . . . .          793         966
                                              --------    --------
                                                 7,768       8,583
Less:  Reserve for obsolescence . . . . .       (2,700)     (2,756)
                                              --------    --------
                                              $  5,068   $   5,827
                                              ========    ========


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

On March 31, 1999, the Credit Agreement was amended (the "Amended Credit Agreement"), whereby the maximum permitted borrowings were reduced to the lesser of $4.5 million or the maximum permitted borrowings under a borrowing base formula, as defined. Borrowings under the Amended Credit Agreement bore interest at the lender's alternate base rate, as defined, plus 0.5%. On July 20, 1999, the Amended Credit Agreement was amended (the "Second Amended Credit Agreement"), whereby (i) all existing events of default were waived, (ii) the latest maturity date of all loans outstanding was changed to January 20, 2000, and (iii) the maximum permitted borrowings was reduced to $4.0 million, which was to decline monthly until December 31, 1999 when the maximum permitted borrowings was to be $2.6 million. The Second Amended Credit Agreement provided for borrowings under a revolving credit line bearing interest at the lender's alternate base rate, as defined, plus 2% (7.8% and 8.0% at June 30, 1999 and December 31, 1998, respectively), subject to a borrowing base formula, as defined. As consideration for the Second Amended Credit Agreement, the Company paid a fee of $40,000 and issued warrants to purchase up to 781,645 shares of its Common Stock, subject to antidilution rights, at $4.50 per share. Such warrants were terminated on September 29, 1999 pursuant to the Second Amended Credit Agreement when amounts outstanding under the Second Amended Credit Agreement were repaid, as described below.

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company had sales of $0.4 million in each of the six months ended June 30, 1999 and 1998, respectively, to the Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the six months of 1999 or 1998. Trade accounts receivable from the Former Parent and affiliates were $0.1 million and $0.2 million at June 30, 1999 and December 31, 1998, respectively. Accounts payable and accrued expenses to the Former Parent and affiliates were $0.5 million at both June 30, 1999 and December 31, 1998.

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

On August 17, 1999, the Company commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted the Company's motion for summary judgment with respect to the Company's claim. The defendant's counterclaims are still pending. Management of the Company does not believe that the outcome or resolution of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. Management of the Company does not believe that the agreement was breached, and is in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer. The Company has begun settlement negotiations with the customer and based on those settlement negotiations the Company reserved $775,000 during the first quarter of 1999 for breach of contract related to warranties.

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than the shareholder litigation described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, is likely to have a material impact on the Company's financial position, results of operations or cash flows. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of June 30, 1999 and December 31, 1998, accruals for litigation matters approximated $500,000. It is anticipated that the $500,000 accrual will be paid as follows: $135,000 in 1999 and $365,000 in 2000. The Company believes, based on information known at June 30, 1999, that anticipated probable costs of litigation matters as of June 30, 1999 have been adequately provided to the extent determinable.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE F - RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998, it was determined that certain sales were improperly recorded.

A summary of the effects of the restatement follows (in thousands, except per share data):

                                                 Three Months Ended         Six Months Ended
                                                    June 30, 1998             June 30, 1998
                                               ----------------------    ------------------------
                                                   As                        As
                                                Previously     As        Previously        As
                                                 Reported   Restated      Reported      Restated
                                                ----------  ---------    ----------     ---------

Sales  . . . . . . . . . . . . . . . . . .       $ 9,581     $ 4,636      $ 16,616      $ 14,812

Costs and expenses:
   Cost of goods sold  . . . . . . . . . .         4,007       2,100         6,445         6,709
   Selling and administrative  . . . . . .         1,502       1,675         2,758         2,814
   Depreciation and amortization . . . . .           292         292           584           584
                                                --------    --------     ---------      --------
                                                   5,801       4,067         9,787        10,107
                                                --------    --------     ---------      --------

Operating income . . . . . . . . . . . . .         3,780         569         6,829         4,705

Other, net:
   Other income  . . . . . . . . . . . . .           114         209           224           454
   Interest expense  . . . . . . . . . . .          (140)       (140)         (245)         (245)
                                                --------    --------     ---------      --------
                                                     (26)         69           (21)          209
                                                --------    --------     ---------      --------

Income before taxes on income  . . . . . .         3,754         638         6,808         4,914
Taxes on income  . . . . . . . . . . . . .         1,475         251         2,736         2,017
                                                --------    --------     ---------      --------
Net income . . . . . . . . . . . . . . . .       $ 2,279     $   387      $  4,072      $  2,897
                                                ========    ========     =========      ========

Net income per share, basic and diluted  .       $  0.17     $ 0 .03      $   0.30      $   0.21
                                                ========    ========     =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

On January 19, 1999, the Company announced that the audit committee of its board of directors initiated an investigation into circumstances that gave rise to the need to restate prior period financial statements. The audit committee's investigation has since been completed, and, as a result of its findings, the Company has restated its previously issued financial statements for 1996, 1997 (see Note 11 to the financial statements in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998) and the first three quarters of 1998. The effects of the restatement for the three months and the six months ended June 30, 1998 are presented in Note F to the unaudited financial statements and have been reflected herein.

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

The Company is currently dependent on certain credit card companies for a substantial portion of its business, including MasterCard and manufacturers of VISA brand credit cards. Sales to MasterCard were approximately 24% and 43% of sales for the six months ended June 30, 1999 and 1998, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Sales to manufacturers of VISA credit cards were approximately 14% and 21% of sales for the six months ended June 30, 1999 and 1998. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 1999, accounts receivable from this customer totaled $0.8 million. There were no amounts receivable from this customer at December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of sales.

                                            Three Months Ended          Six Months Ended
                                                June 30,                    June 30,
                                           --------------------        --------------------
                                            1999          1998          1999          1998
                                           ------        ------        ------        ------
Sales . . . . . . . . . . . . . . . . .    100.0%        100.0%        100.0%        100.0%
Costs and expenses:
   Cost of goods sold . . . . . . . . .     42.9          45.3          53.4          45.3
   Selling and administrative . . . . .     38.3          36.1          49.8          19.0
   Depreciation and amortization  . . .      4.3           6.3           4.5           3.9
                                           -----         -----         -----         -----

Operating income (loss) . . . . . . . .     14.5          12.3         ( 7.7)         31.8
Other income  . . . . . . . . . . . . .      2.3           4.5           2.7           3.1
Interest, net . . . . . . . . . . . . .     (1.5)         (3.0)         (6.1)         (1.7)
                                           -----         -----         -----         -----

Income (loss) before taxes on income  .     15.3          13.8         (11.1)         33.2
Net income (loss) . . . . . . . . . . .     10.6%          8.3%         (7.7)%        19.6%


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

Sales. Sales increased by $1.1 million, or 23.9%, from $4.6 million for the three months ended June 30, 1998 to $5.7 million for the three months ended June 30, 1999. The increase was primarily due to an increase in sales of security holograms for credit cards of $1.8 million offset by a decrease in sales of other security holograms of $0.7 million.

Cost of Goods Sold. Cost of goods sold increased by $0.4 million, from $2.1 million for the three months ended June 30, 1998 to $2.5 million for the three months ended June 30, 1999. As a percentage of sales, cost of goods sold decreased from 45.3% in the three months ended June 30, 1998 to 42.9% for the same period in 1999. The decrease was primarily due to an increase in gross margins on the Company's sales mix.

Selling and Administrative. Selling and administrative expenses increased by $0.5 million, from $1.7 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999. The increase was primarily due to costs incurred relating to the audit committee investigation and related restatement efforts of $0.3 million, administrative salaries and benefits of $0.1 million and bad debt expense of $0.1 million. As a percentage of sales, selling and administrative expenses increased from 36.1% for the three months ended June 30, 1998 to 38.3% for the three months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998 (Continued)

Depreciation and Amortization. Depreciation and amortization decreased from $292,000 for the three months ended June 30, 1998 to $247,000 for the three months ended June 30, 1999 as a result of the retirement of certain machinery and equipment in 1998 and 1999.

Other Income.  Other income remained relatively unchanged.

Interest Expense. Interest expense decreased from $140,000 for the three months ended June 30, 1998 to $87,000 for the three months ended June 30, 1999 as a result of decreased borrowings under the revolving credit facility.

Taxes on Income. Taxes on income are based on an estimated annual effective tax rate. Income taxes remained relatively unchanged. The rate and amount for the periods prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis. A valuation allowance has not been recorded for the Company's deferred tax assets because management of the Company believes that the deferred tax assets are more likely than not to be recoverable.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

Sales. Sales decreased by $3.8 million, or 25.7%, from $14.8 million for the six months ended June 30, 1998 to $11.0 million for the six months ended June 30, 1998. The decrease was due to a decrease in sales of security holograms for credit cards, primarily due to a $6.5 million sale to a customer in the first quarter of 1998, a portion of which did not reoccur in the 1999 period.

Cost of Goods Sold. Cost of goods sold decreased by $0.8 million, from $6.7 million for the six months ended June 30, 1998 to $5.9 million for the six months ended June 30, 1999. As a percentage of sales, cost of goods sold increased from 45.3% in the six months ended June 30, 1998 to 53.4% for the same period in 1999. The increase was primarily due to the reserve for settlement of a breach of contract claim, relating to warranties, by a customer in connection with a 1998 sale.

Selling and Administrative. Selling and administrative expenses increased by $2.7 million, from $2.8 for the six months ended June 30, 1998 to $5.5 million for the six months ended June 30, 1999. The increase was primarily due to costs incurred relating to the audit committee investigation and related restatement efforts of $2.1 million, additional administrative salaries and benefits of $0.3 million and additional bad debt expense of $0.2 million. As a percentage of sales, selling and administrative expenses increased from 19.0% for the six months ended June 30, 1998 to 49.8% for the six months ended June 30, 1999.

Depreciation and Amortization. Depreciation and amortization decreased from $584,000 for the six months ended June 30, 1999 to $495,000 for the same period in 1998 as a result of the retirement of certain machinery and equipment in 1998 and 1999.

Other Income.  Other income remained relatively unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998 (Continued)

Interest Expense. Interest expense increased from $245,000 for the six months ended June 30, 1998 to $674,000 for the six months ended June 30, 1999 as a result of the write-off of the deferred financing costs associated with the revolving credit facility as a result of the amendment to such credit facility as described in Note C.

Taxes on Income. Taxes on income (benefit) are based on an estimated annual effective tax rate. Income taxes decreased by $1.6 million, from $2.0 million for the six months ended June 30, 1998 to $(0.4) million for the six months ended June 30, 1999, as a result of the loss incurred due to the factors described above. The rate and amount for the periods prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis. A valuation allowance has not been recorded for the Company's deferred tax assets because management of the Company believes that the deferred tax assets are more likely than not to be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $4.3 million in cash and cash equivalents and working capital of $2.0 million. This cash balance included cash generated from sales in the fourth quarter of 1998 at a discount from the normal sales price in exchange for immediate payment and from customer advances, as well as the effects of an increase in accounts payable. A substantial portion of this cash was subsequently utilized for repayments under the revolving credit agreement, the payment of trade payables, and for costs relating to the audit committee investigation discussed above. We estimate that the total amount to be expended in connection with the audit committee investigation and related restatement efforts will approximate $4.0 million, of which $2.1 million has been expended through June 30, 1999. These costs will be charged to operations as incurred and will adversely impact 1999 operating results and cash flows. At June 30, 1999, the Company had $0.2 million in cash and cash equivalents and working capital of $2.0 million. The Company also had $1.8 million of availability under its revolving credit facility agreement which was entered into on July 20, 1998 and subsequently amended (See Note C of the Notes to Unaudited Condensed Financial Statement).

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

Prior to the Offering, cash accounts for the Company were controlled on a centralized basis by the Former Parent and, accordingly, cash receipts and disbursements had been received or made through the Former Parent and were recorded as due from Former Parent and affiliates. Since the Offering Date, the Company is maintaining its own centralized cash management system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

For the six months ended June 30, 1999, the Company's operating activities used cash of $0.1 million compared to $3.6 million of cash provided by operating activities in the same period in 1998, primarily as a result of decreased earnings of $3.7 million, increase in cash used for accounts payable, accrued expenses and other of $2.0 million, a decrease in cash provided by accounts receivable of $1.0 million and a decrease in customer advances of $0.5 million offset by increases in cash provided from inventory and prepaids and other of $3.5 million.

Investing activities for the six months ended June 30, 1999 and 1998 used cash of $0.1 million and $0.2 million, respectively, for capital expenditures.

Financing activities for the six months ended June 30, 1999 and 1998 used cash of $4.0 million and $3.2 million, respectively. The activity in 1999 was principally comprised of repayments under the revolving credit facility and notes payable aggregating $3.9 million. The activity in 1998 was comprised of net advances to the Former Parent and affiliates of $7.3 million offset by $4.1 million of net borrowings under the revolving credit facility.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to discussion under the caption "Litigation" in Note E to Notes to Unaudited Financial Statements in this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - None

        (b) Reports on Form 8-K -

              (1) Current Report on Form 8-K filed April 9, 1999 (relating to the Company's press release dated April 9, 1999 announcing that Morris Weissman has resigned from the Company, where he served as Chief Executive Officer, as well as from the Company's Board of Directors, on which he served as Chairman).

              (2) Current Report on Form 8-K filed April 16, 1999 (relating to the Company's press release dated April 15, 1999 announcing that its annual report on Form 10-K for the year ended December 31, 1998 and the 1998 annual report to shareholders is delayed and that the Company also anticipates that its report on Form 10-Q for the first quarter of 1999, which is due on May 17, 1999, will be delayed).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AMERICAN BANK NOTE
                                                  HOLOGRAPHICS, INC.

                                                  By: s/ Kenneth H. Traub
                                                      --------------------
                                                  Kenneth H. Traub
                                                  President

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