Form 10-Q
period 1999-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-02-08
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the
past 90 days. _____Yes   __X__ No

The aggregate number of shares of common stock, $.01 par value, outstanding on February 4, 2000 was 13,636,000.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                                                          PAGE
                                                                                                                           NO.
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

            Unaudited Condensed Balance Sheets
               September 30, 1999 and December 31, 1998  ...........................................................        3

            Unaudited Condensed Statements of Operations
               For the Three and Nine Months Ended September 30, 1999
               and 1998  ...........................................................................................        4

            Unaudited Condensed Statement of Stockholders'
               Equity For the Nine Months Ended September 30, 1999 .................................................        5

            Unaudited Condensed Statements of Cash Flows
               For the Nine Months Ended September 30, 1999 and 1998 ...............................................        6

            Notes to Unaudited Condensed Financial Statements ......................................................        7

 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .....................................................       16

 Item 3. Quantitative and Qualitative Disclosures
                About Market Risk ..................................................................................       23

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings .........................................................................................       24

 Item 6. Exhibits and Reports on Form 8-K ..........................................................................       24


AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

                                                                                       September 30,        December 31,
                                                                                            1999                1998
                                                                                       -------------        ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents .......................................                    $   1,030           $   4,319
     Accounts receivable, net of allowance for
        doubtful accounts of $997 and $131 ...........................                        2,524               4,023
     Inventories, net of allowances of
        $2,984 and $2,756 ............................................                        3,950               5,827
     Deferred income taxes ...........................................                        2,338               1,777
     Prepaid expenses and other ......................................                          371                 427
                                                                                          ---------           ---------
            Total current assets .....................................                       10,213              16,373
     Machinery, equipment and leasehold
        improvements, net ............................................                        5,162               5,325
     Other assets ....................................................                          371                 680
     Excess of cost over net assets acquired, net of
        accumulated amortization of $2,177 and $1,919 ................                        8,184               8,442
                                                                                          ---------           ---------

                Total Assets                                                              $  23,930           $  30,820
                                                                                          =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving credit ................................................                    $   1,316           $   5,591
     Current portion of notes payable ................................                          209                 304
     Current portion of long-term debt ...............................                          150
     Accounts payable ................................................                        2,039               4,376
     Accrued expenses ................................................                        3,513               2,619
     Customer advances ...............................................                          642               1,460
                                                                                          ---------           ---------
        Total current liabilities ....................................                        7,869              14,350
     Long-term debt ..................................................                          850
     Other long-term liabilities .....................................                          466                 477
     Deferred income taxes ...........................................                        1,463               1,463
                                                                                          ---------           ---------
            Total Liabilities                                                                10,648              16,290
                                                                                          ---------           ---------

Commitments and Contingencies - Note E

Stockholders' Equity:
     Preferred Stock, authorized 5,000,000 shares;
        no shares issued or outstanding ..............................
     Common Stock, par value $.01 per share, authorized
        30,000,000 shares; issued and outstanding 13,636,000 .........                          136                 136
     Additional paid-in-capital ......................................                       11,627              11,627
     Retained earnings ...............................................                        1,519               2,767
                                                                                          ---------           ---------
            Total Stockholders' Equity                                                       13,282              14,530
                                                                                          ---------           ---------

                Total Liabilities and Stockholders' Equity                                $  23,930           $  30,820
                                                                                          =========           =========


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)



                                                                         Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                      ------------------------        ------------------------
                                                                       1999            1998            1999             1998
                                                                      --------        --------        --------        --------
                                                                                    (As Restated                      (As Restated
                                                                                     See Note F)                      See Note F)
Sales .........................................................       $  5,487        $  5,091        $ 16,462        $ 19,903
Costs and expenses:
    Cost of goods sold ........................................          2,560           1,930           8,419           8,639
    Selling and administrative ................................          3,214           2,423           8,678           5,237
    Depreciation and amortization .............................            248             237             743             821
                                                                      --------        --------        --------        --------
                                                                         6,022           4,590          17,840          14,697
                                                                      --------        --------        --------        --------

Operating (loss) income .......................................           (535)            501          (1,378)          5,206

Other, net:
    Other income ..............................................            177             128             471             582
    Interest expense ..........................................           (228)           (151)           (902)           (396)
                                                                      --------        --------        --------        --------
                                                                           (51)            (23)           (431)            186
                                                                      --------        --------        --------        --------

(Loss) income before taxes on income ..........................           (586)            478          (1,809)          5,392
Taxes on income (benefit) .....................................           (181)            184            (561)          2,201
                                                                      --------        --------        --------        --------

Net (loss) income .............................................       $   (405)       $    294        $ (1,248)       $  3,191
                                                                      ========        ========        =========       ========

Net (loss) income per share, basic and diluted ................       $  (0.03)       $   0.02        $  (0.09)       $   0.23
                                                                      ========        ========        =========       ========


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 1999
(In thousands)




                                                                Common Stock            Additional
                                                          -----------------------        Paid-In       Retained
                                                           Shares         Amount         Capital       Earnings       Total
                                                          --------       --------       ----------     --------     --------
Balance January 1, 1999 ............................        13,636        $   136       $ 11,627       $ 2,767      $ 14,530

Net (loss) .........................................                                                    (1,248)       (1,248)
                                                          --------       --------       ---------      --------     --------

Balance September 30, 1999 .........................        13,636        $   136       $ 11,627       $ 1,519      $ 13,282
                                                          ========       ========       =========      ========     ========


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ------------------------------------
                                                                     1999                        1998
                                                                   --------                    --------
Cash flows from operating activities:
Net (loss) income. . . . . . . . . . . . . . . . . . . .           $(1,248)                     $ 3,191
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
         Depreciation and amortization . . . . . . . . .               743                          821
         Deferred income taxes . . . . . . . . . . . . .              (561)                         (26)
         Deferred financing costs  . . . . . . . . . . .               614

Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . .             1,499                        3,640
     Inventories . . . . . . . . . . . . . . . . . . . .             1,877                       (3,960)
     Prepaid expenses and other. . . . . . . . . . . . .                56                          (45)
     Accounts payable, accrued expenses and other  . . .            (1,443)                       3,096
     Customer advances . . . . . . . . . . . . . . . . .              (818)
                                                                   -------                     --------

Net cash provided by operating activities. . . . . . . .               719                        6,717
                                                                   -------                     --------

Cash flows from investing activities:
     Capital expenditures. . . . . . . . . . . . . . . .              (322)                        (179)
                                                                   -------                     --------

Net cash used in investing activities. . . . . . . . . .              (322)                        (179)
                                                                   -------                     --------

Cash flows from financing activities:
     Deferred financing costs. . . . . . . . . . . . . .              (305)                        (545)
     Advances to Former Parent and affiliates, net . . .                                         (9,868)
     Revolving credit (repayment) borrowings, net. . . .            (4,275)                       4,802
     Notes payable . . . . . . . . . . . . . . . . . . .              (106)
     Long-term debt borrowings . . . . . . . . . . . . .             1,000
                                                                   -------                     --------

Net cash used in financing activities  . . . . . . . . .            (3,686)                      (5,611)
                                                                   -------                     --------

(Decrease) increase in cash and cash equivalents . . . .            (3,289)                         927
Cash and cash equivalents - beginning of period  . . . .             4,319                          253
                                                                   -------                     --------

Cash and cash equivalents - end of period  . . . . . . .           $ 1,030                      $ 1,180
                                                                   =======                     ========

Supplemental disclosure of cash payments for:
     Taxes . . . . . . . . . . . . . . . . . . . . . . .           $    --                      $ 2,649
                                                                   =======                     ========

     Interest  . . . . . . . . . . . . . . . . . . . . .           $   288                      $   235
                                                                   =======                     ========


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

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 1999, accounts receivable from this customer totaled $0.7 million. There were no amounts receivable from this customer at December 31, 1998.

At September 30, 1999 and December 31, 1998, customer advances approximating $0.8 million and $1.5 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.6 million and $1.2 million, respectively) and for products shipped with the right of return ($0.2 million and $0.3 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 13,636,000 in each of the three and nine months ended September 30, 1999 and 1998, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options). For the three months and nine months ended September 30, 1999, diluted earnings per share were antidilutive. For the three months and nine months ended September 30, 1998, the exercise price of the outstanding stock options was greater than the average market price of the underlying common stock for the period, making them antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 25% and 34% of sales for the nine months ended September 30, 1999 and 1998, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales to manufacturers of VISA credit cards were approximately 17% and 24% of sales for the nine months ended September 30, 1999 and 1998. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At September 30, 1999 and December 31, 1998, accounts receivable from these customers approximated $0.8 million and $1.0 million, respectively.

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

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, is effective for fiscal years beginning after September 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the balance sheets as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 for the 2001 fiscal year. The Company is currently evaluating the impact SFAS No. 133 will have on its financial position, results of operations and cash flows.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

            Inventories consist of the following (in thousands):

                                                                         September 30,         December 31,
                                                                             1999                1998
                                                                          ---------            ---------
Finished goods ......................................................       $ 3,810             $ 3,430
Finished goods on consignment with
    customers .......................................................           153                 487
Work in process .....................................................         2,033               3,273
Origination and cylinder costs ......................................           140                 427
Raw materials .......................................................           798                 966
                                                                          ---------            ---------
                                                                              6,934               8,583
Less:  Reserve for obsolescence .....................................        (2,984)             (2,756)
                                                                          ---------            ---------
                                                                            $ 3,950             $ 5,827
                                                                          =========            =========


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

On March 31, 1999, the Credit Agreement was amended (the "Amended Credit Agreement"), whereby the maximum permitted borrowings were reduced to the lesser of $4.5 million or the maximum permitted borrowings under a borrowing base formula, as defined. Borrowings under the Amended Credit Agreement bore interest at the lender's alternate base rate, as defined, plus 0.5%. On July 20, 1999, the Amended Credit Agreement was amended (the "Second Amended Credit Agreement"), whereby (i) all existing events of default were waived, (ii) the latest maturity date of all loans outstanding was changed to January 20, 2000, and (iii) the maximum permitted borrowings was reduced to $4.0 million, which was to decline monthly until December 31, 1999 when the maximum permitted borrowings was to be $2.6 million. The Second Amended Credit Agreement provided for borrowings under a revolving credit line bearing interest at the lender's alternate base rate, as defined, plus 2% (7.8% and 8.0% at September 29, 1999 and December 31, 1998, respectively), subject to a borrowing base formula, as defined. As consideration for the Second Amended Credit Agreement, the Company paid a fee of $40,000 and issued warrants to purchase up to 781,645 shares of its Common Stock, subject to antidilution rights, at $4.50 per share. Such warrants were terminated on September 29, 1999 pursuant to the Second Amended Credit Agreement when amounts outstanding under the Second Amended Credit Agreement were repaid, as described below.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE C - LONG-TERM DEBT (Continued)

On September 29, 1999, amounts then outstanding under the Second Amended Credit Agreement were repaid when the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank (as amended, the "Loan and Security Agreement"), maturing on September 29, 2004. The Loan and Security Agreement, which is secured by substantially all of the Company's assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Loan and Security Agreement bear interest at the lender's reference rate, as defined, plus 1.5%, which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the Loan and Security Agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments. At September 30, 1999, the Company had borrowed $1.0 million on the term loan and had no borrowings on the capital expenditure loan. In addition, the Company had no availability under the revolving credit facility.

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

As a result of the Amended Credit Agreement, in the first quarter of 1999 the Company wrote off unamortized deferred financing costs of approximately $0.5 million relating to the Credit Agreement. As a result of the Second Amended Credit Agreement, in the third quarter of 1999 the Company wrote off unamortized deferred financing costs of approximately $59,000 relating to the Amended Credit Agreement. As a result of the Loan and Security Agreement, in the third quarter of 1999 the Company wrote off the remaining unamortized deferred financing costs of approximately $31,000 relating to the Second Amended Credit Agreement.

NOTE D - RELATED PARTY TRANSACTIONS

The Company had sales of $0.5 million and $0.6 million in the nine months ended September 30, 1999 and 1998, respectively, to the Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the nine months of 1999 or 1998. Trade accounts receivable from the Former Parent and affiliates were $0.1 million and $0.2 million at September 30, 1999 and December 31, 1998, respectively. Accounts payable and accrued expenses to the Former Parent and affiliates were $0.5 million at both September 30, 1999 and December 31, 1998.

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

On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadow Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., the Former Parent and the Company. The complaint alleged that the defendants were indebted to the bankruptcy estate for royalty payments under a 1981 license and that the Company was liable for unpaid royalties for 1990 in the amount of $226,322, for 1991 in the amount of $853,582 and through July 1992 in the amount of $568,762, plus attorney's fees and interest on unpaid amounts. The defendants and Trustee entered into a settlement agreement which was approved by an order of the Bankruptcy Court on September 10, 1999, whereby the defendants agreed to pay the Trustee $150,000, which has been fully paid. The full amount of this settlement was accrued at December 31, 1998.

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

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than the shareholder litigation described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, is likely to have a material impact on the Company's financial position, results of operations or cash flows. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 1999 and December 31, 1998, accruals for litigation matters approximated $500,000. It is anticipated that the $500,000 accrual will be paid as follows: $135,000 in 1999 and $365,000 in 2000. The Company believes, based on information known at September 30, 1999, that anticipated probable costs of litigation matters as of September 30, 1999 have been adequately provided to the extent determinable.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE F - RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998, it was determined that certain sales were improperly recorded.

A summary of the effects of the restatement follows (in thousands, except per share data):

                                                     Three Months Ended             Nine Months Ended
                                                     September 30, 1998             September 30, 1998
                                                  ------------------------      --------------------------
                                                     As                             As
                                                 Previously          As         Previously           As
                                                  Reported        Restated       Reported         Restated
                                                  --------       ---------      ----------        --------
Sales ........................................    $ 10,524       $   5,091      $   27,140        $ 19,903

Costs and expenses:
 Cost of goods sold ..........................       3,781           1,930          10,226           8,639
 Selling and administrative ..................       1,872           2,423           4,630           5,237
 Depreciation and amortization ...............         237             237             821             821
                                                  --------       ---------      ----------        --------
                                                     5,890           4,590          15,677          14,697
                                                  --------       ---------      ----------        --------

Operating income .............................       4,634             501          11,463           5,206

Other, net:
 Other income ................................          14             128             238             582
 Interest expense ............................        (151)           (151)           (396)           (396)
                                                  --------       ---------      ----------        --------
                                                      (137)            (23)           (158)            186
                                                  --------       ---------      ----------        --------

Income before taxes on income ................       4,497             478          11,305           5,392
Taxes on income ..............................       1,726             184           4,462           2,201
                                                  --------       ---------      ----------        --------

Net income ...................................    $  2,771       $     294      $    6,843        $  3,191
                                                  ========       =========      ==========        ========

Net income per share, basic and diluted ......    $   0.20       $    0.02      $     0.50        $   0.23
                                                  ========       =========      ==========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

On January 19, 1999, the Company announced that the audit committee of its board of directors initiated an investigation into circumstances that gave rise to the need to restate prior period financial statements. The audit committee's investigation has since been completed, and, as a result of its findings, the Company has restated its previously issued financial statements for 1996, 1997 (see Note 11 to the financial statements in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998) and the first three quarters of 1998. The effects of the restatement for the three months and the nine months ended September 30, 1998 are presented in Note F to the unaudited financial statements and have been reflected herein.

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

The Company is currently dependent on certain credit card companies for a substantial portion of its business, including MasterCard and manufacturers of VISA brand credit cards. Sales to MasterCard were approximately 25% and 34% of sales for the nine months ended September 30, 1999 and 1998, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Sales to manufacturers of VISA credit cards were approximately 17% and 24% of sales for the nine months ended September 30, 1999 and 1998. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW (Continued)


50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 1999, accounts receivable from this customer totaled $0.7 million. There were no amounts receivable from this customer at December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of sales.

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                   -------------------        --------------------
                                                                    1999        1998          1999          1998
                                                                   ------      -------        -----        -------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .         100.0%      100.0%        100.0%        100.0%
Costs and expenses:
 Cost of goods sold . . . . . . . . . . . . . .                      46.7        37.9          51.2          43.4
 Selling and administrative . . . . . . . . .                        58.6        47.6          52.7          26.3
 Depreciation and amortization . . . . .                              4.5         4.7           4.5           4.1
                                                                   ------      -------        -----        -------

Operating (loss) income. . . . . . . . . . . .                       (9.8)        9.8          (8.4)         26.2
Other income . . . . . . . . . . . . . . . . . . . .                  3.2         2.5           2.9           2.9
Interest, net . . . . . . . . . . . . . . . . . . . . .              (4.1)       (2.9)         (5.5)         (2.0)
                                                                   ------      -------        -----        -------

(Loss) income before taxes on income .                              (10.7)        9.4         (11.0)         27.1
Net (loss) income . . . . . . . . . . . . . . . .                    (7.4)%       5.8%         (7.6)%        16.0%



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales. Sales increased by $0.4 million, or 7.8%, from $5.1 million for the three months ended September 30, 1998 to $5.5 million for the three months ended September 30, 1999. The increase was primarily due to an increase in sales of security holograms for credit cards of $1.1 million offset by a decrease in sales of other security holograms of $0.7 million.

Cost of Goods Sold. Cost of goods sold increased by $0.6 million, from $1.9 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999. As a percentage of sales, cost of goods sold increased from 37.9% in the three months ended September 30, 1998 to 46.7% for the same period in 1999. The increase was primarily due to a decrease in gross margins on the Company's sales mix and an increase in inventory reserves for returned product.

Selling and Administrative. Selling and administrative expenses increased by $0.8 million, from $2.4 million for the three months ended September 30, 1998 to $3.2 million for the three months ended September 30, 1999. The increase was primarily due to costs incurred relating to the audit committee investigation and related restatement efforts of $1.0 million and an increase in legal fees of $0.2 million, offset by a decrease in sales commissions and other sales expenses of $0.2 million and bad debt expense of $0.2 million. As a percentage of sales, selling and administrative expenses increased from 47.6% for the three months ended September 30, 1998 to 58.6% for the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (Continued)

Depreciation and Amortization. Depreciation and amortization increased from $237,000 for the three months ended September 30, 1998 to $248,000 for the three months ended September 30, 1999.

Other Income.  Other income remained relatively unchanged.

Interest Expense. Interest expense increased from $151,000 for the three months ended September 30, 1998 to $228,000 for the three months ended September 30, 1999 primarily as a result of the write-off of deferred financing costs associated with the revolving credit facility as a result of the amendments to and repayment of such credit facility as described in Note C.

Taxes on Income (Benefit). Taxes on income (benefit) are based on an estimated annual effective tax rate. Taxes on income decreased by $0.4 million from $0.2 million for the three months ended September 30, 1998 to $(0.2) million for the three months ended September 30, 1999, as a result of the loss incurred due to the factors described above. The rate and amount for the periods prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis. A valuation allowance has not been recorded for the Company's deferred tax assets because management of the Company believes that the deferred tax assets are more likely than not to be recoverable.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales. Sales decreased by $3.4 million, or 17.1%, from $19.9 million for the nine months ended September 30, 1998 to $16.5 million for the nine months ended September 30, 1999. The decrease was due to a decrease in sales of security holograms for credit cards, primarily due to a $6.5 million sale to a customer in the first quarter of 1998, a portion of which did not reoccur in the 1999 period.

Cost of Goods Sold. Cost of goods sold decreased by $0.2 million, from $8.6 million for the nine months ended September 30, 1998 to $8.4 million for the nine months ended September 30, 1999. As a percentage of sales, cost of goods sold increased from 43.4% in the nine months ended September 30, 1998 to 51.2% for the same period in 1999. The increase was primarily due to the reserve for settlement of a breach of contract claim in the first quarter of 1999, relating to warranties, by a customer in connection with a 1998 sale.

Selling and Administrative. Selling and administrative expenses increased by $3.5 million, from $5.2 million for the nine months ended September 30, 1998 to $8.7 million for the nine months ended September 30, 1999. The increase was primarily due to costs incurred for the audit committee investigation and related restatement efforts of $3.1 million, and additional administrative salaries and benefits of $0.3 million. As a percentage of sales, selling and administrative expenses increased from 26.3% for the nine months ended September 30, 1998 to 52.7% for the nine months ended September 30, 1999.

Depreciation and Amortization. Depreciation and amortization decreased from $821,000 for the nine months ended September 30, 1999 to $743,000 for the same period in 1998 as a result of the retirement of certain machinery and equipment in 1998 and 1999.

Other Income.  Other income remained relatively unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (Continued)

Interest Expense. Interest expense increased from $396,000 for the nine months ended September 30, 1998 to $902,000 for the nine months ended September 30, 1999 primarily due to the write-off of deferred financing costs associated with the revolving credit facility as a result of the amendments to and repayment of such credit facility as described in Note C.

Taxes on Income (Benefit). Taxes on income (benefit) are based on an estimated annual effective tax rate. Income taxes decreased by $2.7 million, from $2.2 million for the nine months ended September 30, 1998 to $(0.5) million for the nine months ended September 30, 1999, as a result of the loss incurred due to the factors described above. The rate and amount for the periods prior to the Offering Date were computed based on the taxes that would have been paid had the Company operated on a stand-alone basis. A valuation allowance has not been recorded for the Company's deferred tax assets because management of the Company believes that the deferred tax assets are more likely than not to be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $4.3 million in cash and cash equivalents and working capital of $2.0 million. This cash balance included cash generated from sales in the fourth quarter of 1998 at a discount from the normal sales price in exchange for immediate payment and from customer advances, as well as the effects of an increase in accounts payable. A substantial portion of this cash was subsequently utilized for repayments under the revolving credit agreement, the payment of trade payables, and for costs relating to the audit committee investigation discussed above. We estimate that the total amount to be expended in connection with the audit committee investigation and related restatement efforts will approximate $4.0 million of which $3.1 million has been expensed through September 30, 1999. These costs will be charged to operations as incurred and will adversely impact 1999 operating results and cash flows. At September 30, 1999, the Company had $1.0 million in cash and cash equivalents and working capital of $2.4 million. In addition, at September 30, 1999 under the Loan and Security Agreement the Company had borrowed $1.0 million on the term loan, had no borrowings on the capital expenditure loan and had no availability under its revolving credit facility (See Note C of the Notes to Unaudited Condensed Financial Statement).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

For the nine months ended September 30, 1999, the Company's operating activities provided cash of $0.7 million compared to $6.7 million of cash provided by operating activities in the same period in 1998. This decrease was primarily a result of decreased earnings of $4.4 million, an increase in cash used for accounts payable, accrued expenses and other of $4.5 million, a decrease in cash provided by accounts receivable of $2.1 million and a decrease in customer advances of $0.8 million offset by increases in cash provided by inventory and prepaids and other of $5.8 million.

Investing activities for the nine months ended September 30, 1999 and 1998 used cash of $0.3 million and $0.2 million, respectively, for capital expenditures.

Financing activities for the nine months ended September 30, 1999 and 1998 used cash of $3.7 million and $5.6 million, respectively. The activity in 1999 was comprised of repayments under the revolving credit facility and notes payable aggregating $5.7 million and deferred financing costs incurred of $0.3 million offset by borrowings under the Loan and Security Agreement dated September 29, 1999 of $2.3 million. The activity in 1998 was comprised of net advances to the Former Parent and affiliates of $9.9 million and deferred financing costs incurred of $0.5 million offset by $4.8 million of net borrowings under the revolving credit facility.

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

            (b) Reports on Form 8-K - None

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

                                  AMERICAN BANK NOTE
                                  HOLOGRAPHICS, INC.

                                  By: s/ Kenneth H. Traub
                                      -------------------
                                  Kenneth H. Traub
                                  President

                                  By: s/ Alan Goldstein
                                      -------------------
                                  Alan Goldstein
                                  Vice President,
                                  Chief Financial Officer and
                                  Chief Accounting Officer

Date: February 7, 2000