Form 10-K
period 1999-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-03-30
CIK 1052489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period of _______ to _______

                           Commission File No. 1-14227

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ]  NO  [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock, $.01 par value, held by non-affiliates of the registrant on March 22, 2000 was $40,055,750.

         The aggregate number of shares of common stock, $.01 par value, outstanding on March 22, 2000 was 13,636,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                 1999 Form 10-K

                                TABLE OF CONTENTS

PART I

Item 1.     Business.....................................................................................       1
Item 2.     Properties...................................................................................      15
Item 3.     Legal Proceedings............................................................................      16
Item 4.     Submission of Matters to a Vote of Security Holders..........................................      18

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................      19
Item 6.     Selected Financial Data......................................................................      20
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................................................      21
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................................      31
Item 8.     Financial Statements and Supplementary Data..................................................      31
Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure..........................................................      31

PART III

Item 10.    Directors, Executive Officers and Key Employees of Registrant................................      32
Item 11.    Executive Compensation.......................................................................      35
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................      40
Item 13.    Certain Relationships and Related Transactions...............................................      41

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................      43

Index to Financial Statements...........................................................................      F-1

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

We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

         - our reputation as a quality supplier of secure holograms with 19 years of experience in the industry,

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

In January 1999, ABNH disclosed that its financial statements for 1996, 1997 and the first three quarters of 1998 all required restatement. This gave rise either directly or indirectly to several other issues that were significant to ABNH. We have restated those financial statements, and we have devoted substantial resources to address the various issues that arose from the need to restate the prior financial statements.

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

         The security sector of the holography market includes:

Transaction Cards. In the early 1980's, we began marketing our secure holograms for use on credit cards and, as a result, helped to create and expand the security sector of the holography market. Since that time, holograms have been established as an important fraud prevention device on credit cards and other transaction cards. They are also commonly used to enhance the brand image of a transaction card issuer.

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

Improve Capital Structure and Reduce Debt. At the time of its initial public offering, ABNH had approximately $5.2 million of secured bank debt and nominal cash. Following the disclosure of the need to restate its prior period financial statements, ABNH was notified by its commercial bankers, led by The Chase Manhattan Bank ("Chase"), that it was in default on its bank debt. In early 1999, we implemented improved cost control and balance sheet management initiatives in order to improve cash flow and reduce debt. We also negotiated an amendment to the loan agreement with Chase which waived the existing defaults, and then closed a refinancing with Foothill Capital Corporation, which enabled us to repay the Chase facility and improve our capital structure. We believe that this improvement to our capital structure gives us additional flexibility to invest in the business for the long term.

Improve Operating Controls. We have implemented new financial and manufacturing software to comply with Year 2000 issues and to improve our management reporting capabilities. We believe these systems will significantly improve the information available to management to manage the business. We have also put in place new policies and procedures and changed reporting relationships and responsibilities.

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

Develop New Market Opportunities. We have started to pursue new applications and markets for our products. For instance, we believe there is an increasing demand for holograms on bank notes, and we have started to develop improved solutions that better meet the needs and requirements of this market. We have also recently developed a new holographic cap seal product along with a partner, and we believe this product has important applications in the pharmaceutical and security packaging markets.

Protect and Leverage Our Intellectual Property Position. We believe our patent portfolio is very valuable and we intend to leverage our intellectual property and patent rights. In 1999, we succeeded in persuading a competitor to pay past due royalties in connection with a patent license agreement that we had entered into previously. We intend to continue to protect our intellectual property and enforce our patent rights.

Grow through Strategic Partnerships. While much of our time during 1999 was spent on the issues described above, starting in 2000 we intend to pursue strategic partnerships or acquisitions that provide operating synergies or access to new customers or technologies.

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

MANUFACTURING FACILITIES

See "Item 2. -- Properties."

SALES AND MARKETING

In 1999, we provided holographic products to over 200 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we believe we are one of only two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Europay and numerous other companies.

We currently employ an Executive Vice President of Corporate Development and Marketing, a Vice President of Sales and Marketing, two full-time, incentive-compensated salespeople and three sales service personnel. We also utilize incentive-based international sales agents around the world.

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

In 1997, our United States patent numbers 4,728,377 and 4,913,504 (the "Gallagher Patents"), which relate to a certain process for applying a hologram, were invalidated by a U.S. federal court. While the invalidation of these U.S. patents does not prevent us from producing and marketing any of our holograms, it does prevent us from asserting these patents against parties that are making, selling and using the claimed inventions of these patents solely in the United States. However, the corresponding foreign patents remain valid and outstanding, and we believe they are important patents in the international holography industry. In 1999, we succeeded in persuading a foreign competitor to pay us past due royalties and to resume paying royalties under a license agreement that we had entered into previously relating to certain foreign counterparts of the Gallagher patents. In 1999, we received in excess of $1,000,000 in past due and current royalties in connection with the license of the foreign counterparts of the Gallagher patents.

EMPLOYEES

As of March 15, 2000, we employed approximately 101 persons, of which 61 are covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NEW YORK STOCK EXCHANGE.

Our common stock was suspended from trading on the New York Stock Exchange in August 1999 and has subsequently been delisted from the NYSE. We intend to seek to have our common stock traded on another stock exchange or quoted on Nasdaq. Current pricing information on our common stock has been available in the "pink sheets" published by National Quotation Bureau, LLC. The "pink sheets" is an unorganized over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market. Therefore, prices for securities traded solely in the "pink sheets" may be difficult to obtain, and our stockholders may find it difficult to resell their shares.

WE DEPEND ON CREDIT CARD MANUFACTURERS FOR A SUBSTANTIAL PORTION OF OUR
BUSINESS.

During 1999 and 1998, sales to credit card companies accounted for approximately 73% and 70%, respectively, of our total sales, including MasterCard and approved manufacturers of VISA brand credit cards, which together accounted for approximately 45% and 56% of our total sales in 1999 and 1998, respectively. If either MasterCard or VISA were to terminate its respective relationship with us, or if we were to lose a substantial portion of our business with either of these entities, there would be a material adverse effect on our business, financial condition and results of operations. See "Business -- Sales and Marketing." We provide holograms to MasterCard pursuant to an agreement which expires in February 2003, subject to automatic renewal if not terminated by either party. During 1999, MasterCard informed us that it believes that ABNH breached certain terms of the agreement in 1997 and 1998. We have been working closely with MasterCard to address issues raised by MasterCard, and we believe our relationship with MasterCard is good.

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

         -        inventory replenishment,

         -        card expiration patterns,

         -        delivery schedules,

         -        changes in the cost of materials or labor,

         -        increased R&D expenses,

         -        competitive pricing pressures,

         - expenses associated with stockholder litigation and government investigations, and

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

WE HAVE RECENTLY IMPLEMENTED NEW INFORMATION AND ACCOUNTING SYSTEMS, AND WE ARE STILL IMPLEMENTING ADDITIONAL IMPROVEMENTS TO OUR SYSTEMS.

We have implemented new financial and manufacturing software to comply with Year 2000 issues and to improve our management reporting capabilities. We believe these systems will significantly improve the information available to management to manage the business. The implementation of these new systems is time-consuming and expensive. Any problems that we have in running these systems or that our employees have in adapting to these new systems could materially and adversely affect our business, financial condition and results of operations.

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

In 1999 and 1998, 32% and 28%, respectively, of our sales were derived from customers outside the United States. All export sales are denominated in U.S. dollars. International sales are subject to risks, including:

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

Our former parent company, ABN, has experienced financial difficulty during 1999. On December 8, 1999, ABN filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The proposed plan seeks approval for a financial restructuring resulting in the cancellation of certain of ABN's outstanding indebtedness in exchange for equity in ABN as well as the amendment of the repayment terms of certain other outstanding indebtedness of ABN. The proposed plan does not seek to affect ABN's trade obligations or payables in the ordinary course. We have submitted a substantial claim in the proceeding for certain amounts claimed to be owed to us by ABN. Because of ABN's financial difficulties, it may be difficult for us to collect on these claims or any future liabilities of ABN to us.

In addition, we are co-defendants with ABN in some ongoing litigation in which we could be held jointly and severally liable along with ABN. In such an event the plaintiffs may be unable to collect any money from ABN and may instead attempt to pursue collection from us. For more details on this litigation, see "Item 3. -- Legal Proceedings." Any inability of ABN to pay its liabilities to us or to pay any liabilities for which we are jointly and severally liable could have a material adverse effect on our financial position, results of operations and cash flows.

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

On January 20, 2000, ABN announced in an SEC filing that it was advised by the U.S. Attorney's Office for the Southern District of New York that it is a target of an investigation relating to the revenue recognition issues involving ABNH. In addition, ABN announced that, in connection with the same issues, the staff of the SEC is prepared to recommend to the SEC that enforcement proceedings be commenced against ABN in U.S. District Court seeking injunctive relief and monetary disgorgement. ABN also announced that it was advised by counsel to Morris Weissman, its Chairman of the Board and Chief Executive Officer and our former Chairman of the Board and Chief Executive Officer, that such counsel had received similar notification from the U.S. Attorney's Office for the Southern District of New York and the staff of the SEC with respect to Mr. Weissman.

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

On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadows Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., ABN and us. The complaint alleged that the defendants were indebted to the bankruptcy estate for royalty payments under a 1981 license and that we were liable for unpaid royalties for the period from January 1, 1990 through July 1992 in the amount of approximately $1.6 million, plus attorney's fees and interest on unpaid amounts. The defendants and Trustee entered into a settlement agreement which was approved by an order of the bankruptcy court on September 10, 1999, whereby the defendants agreed to pay the Trustee $150,000, which has been fully paid. The full amount of the settlement was accrued at December 31, 1998.

In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against us, ABN and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgment was entered on March 19, 1999 for $175,639, with attorneys' fees still to be assessed. Such judgment was entered only against ABN, which contended that we should contribute to the payment of the judgment. On February 2, 2000, the plaintiffs and defendants settled all claims, including attorneys' fees, for $300,000, of which $110,000 has been paid through March 15, 2000 with the remaining $190,000 to be paid by March 31, 2000. The full amount of this settlement was accrued at December 31, 1998.

On August 17, 1999, we commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to us for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York. On December 1, 1999, we received the defendant's answer to our complaint and counterclaims alleging millions of dollars in damages arising from ABNH's alleged breach of a 1993 agreement pursuant to which ABNH sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted our motion for summary judgment with respect to our claim. On March 15, 2000, we entered into a settlement agreement with the defendant under which the defendant paid $346,000 to us and the parties exchanged general releases of all claims. We also agreed that we will resume shipments under the May 1998 purchase order.

In 1998, ABNH fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that ABNH breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. We do not believe that the agreement was breached, and we are in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer. We have begun settlement negotiations with the customer, and based on those settlement negotiations we reserved $775,000 during 1999 for a breach of contract claim relating to warranties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Our common stock was traded on the New York Stock Exchange under the symbol "ABH" from the time of our initial public offering on July 15, 1998 to August 3, 1999, when trading in our common stock was suspended. Our common stock was subsequently delisted from the NYSE. The following table sets forth the high and low closing prices of our common stock for each quarter of 1998 and 1999 during which it traded on the NYSE.


                                                                       High                    Low
                                                                       ----                    ---
1998
Third Quarter (from July 15, 1998).................                  $   8.56                $  4.88
Fourth Quarter.....................................                     18.00                   5.81

1999
First Quarter......................................                   $ 17.00                $  1.63
Second Quarter.....................................                      3.88                   2.06
Third Quarter (through August 2, 1999).............                      3.06                   1.63

Following the suspension of trading of our common stock on the NYSE, our common stock has been traded in the over-the-counter market.

The following table sets forth the high and low closing prices of our common stock for each quarter of 1999 during which it has traded on the over-the-counter market.


                                                                       High                    Low
                                                                       ----                    ---
1999
Third Quarter (from August 3, 1999)................                   $  3.06                $  1.25
Fourth Quarter.....................................                   $  3.05                $  1.50

2000
First Quarter (through March 24, 2000).............                    $ 3.25                 $ 1.69

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

As of March 22, 2000, there were approximately 60 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We currently anticipate that our 2000 annual meeting of stockholders will be held in August 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                 YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                               1995          1996          1997           1998            1999
                                              -------       -------       -------       --------        --------
STATEMENT OF INCOME DATA:
   Revenue:
     Sales(a) .........................       $27,865       $27,516       $23,085       $ 28,669        $ 20,695
     Royalty income ...................           103           128           785            554             535
                                              -------       -------       -------       --------        --------
                                               27,968        27,644        23,870         29,223          21,230
   Costs and expenses:
     Cost of goods sold ...............        13,787        14,710        12,153         19,064          11,508
     Selling and administrative (b) ...         4,576         4,711         5,813          6,291           9,304
     Depreciation and amortization ....         1,203         1,141         1,136          1,080           1,026
                                              -------       -------       -------       --------        --------
                                               19,566        20,562        19,102         26,435          21,838
                                              -------       -------       -------       --------        --------

   Operating (loss) income ............         8,402         7,082         4,768          2,788            (608)
   Other income .......................            10            68            36             --              24
   Interest, net ......................           305           305           146           (400)           (985)
                                              -------       -------       -------       --------        --------

   (Loss) income before taxes on income         8,717         7,455         4,950          2,388          (1,569)
   Taxes on income (benefit) ..........         3,663         3,117         2,130          1,269            (494)
                                              -------       -------       -------       --------        --------

   Net (loss) income ..................       $ 5,054       $ 4,338       $ 2,820       $  1,119        $ (1,075)
                                              =======       =======       =======       ========        ========

   Net (loss) income per share:
     Basic and diluted ................       $  0.37       $  0.32       $  0.21       $   0.08        $  (0.08)

   Weighted average shares outstanding:
     Basic ............................        13,636        13,636        13,636         13,636          13,636
     Diluted ..........................        13,636        13,636        13,636         13,691          13,636


                                                            DECEMBER 31,
                                    ---------------------------------------------------------------
                                     1995          1996          1997          1998          1999
                                    -------       -------       -------       -------       -------
BALANCE SHEET DATA:
   Working capital ..........       $11,208       $ 9,431       $ 8,684       $ 2,023       $ 2,051
   Total assets .............        29,366        27,742        27,515        30,820        22,425
   Total debt ...............            --            --           674         5,968         1,268
   Total stockholders' equity        25,452        22,434        21,165        14,530        13,455


------------
(a) In the first quarter of 1998, ABNH recorded sales of $6.5 million related to a customer order that was transferred to ABNH's on-site facility

(b) During the year ended December 31, 1999, we incurred costs of $3.5 million, net of $0.6 million of insurance reimbursements, in connection with the audit committee investigation and related restatement efforts and defense of litigation. Also during 1999, we determined that we would not establish our own post-retirement health care plan and reversed a $404,000 accrued liability in this regard. The costs and reversal are included in selling and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with "Item
6. -- Selected Financial Data" and our financial statements, including the notes thereto, appearing elsewhere in this report.

During the year ended December 31, 1999, we were confronted with many significant issues that had an impact on our business. In early 1999, we were notified by our commercial bankers that we were in default on our bank debt. As a result, we operated with very limited liquidity for most of the year and devoted a great deal of effort and expense to refinance this debt. We also replaced the key members of our management team including the Chairman, President, VP Finance and Controller and reorganized our workforce in 1999. We were also named as a defendant in class action litigation, the SEC and the U.S. Attorney's Office initiated investigations and the NYSE delisted our common stock. Addressing these issues has been costly and a distraction to our new management. Furthermore, as a result of the above issues, we were under a great deal of scrutiny by concerned customers, suppliers, employees, creditors, stockholders and others. These factors had a negative impact on 1999 operating performance, and we expect that these factors will continue to have a smaller negative impact on 2000 operating performance.

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

A significant portion of our business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to MasterCard for the years ended December 31, 1999, 1998 and 1997 were approximately 27%, 30%, and 35%, respectively. We are the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, we were informed by MasterCard that it believes that we breached certain terms of the agreement in 1998 and 1997. We have been working closely with MasterCard to address issues raised by MasterCard, and believe our relationship with MasterCard is good. Beginning in January 2000 we have agreed to lower our selling price to MasterCard by approximately 12%. Such reduction will have a negative impact on our sales and gross margins. Sales to Visa card manufacturers were approximately 18%, 26%, and 27%, respectively, of sales for the years ended December 31, 1999, 1998 and 1997. We do not have long-term purchase contracts with VISA and we supply holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us or substantially reduce their orders, there would be a material adverse effect on our business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product with the right of return where we are unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. During the first quarter of 1998, we recorded sales of approximately $6.5 million under this arrangement. At December 31, 1999 accounts receivable from this customer totaled $0.5 million. There were no accounts receivable from this customer at December 31, 1998.

We have historically purchased certain key materials used in the manufacture of our holograms from single suppliers, with which we do not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on our financial position, results of operations and cash flows.

During 1999, 1998 and 1997, export sales accounted for approximately 32%, 28% and 25%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

In accordance with a tax allocation agreement in effect through the date of our IPO, we were included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of ABN and made payments to ABN based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. We computed our Federal, state and local income tax provision as if we were filing separate income tax returns, without regard to the tax allocation agreement. In October 1999, an affiliate of ABN received an assessment for approximately $0.9 million of taxes and interest from the City of New York relating to the years ended December 31, 1990, 1991 and 1992. We were included in the combined City of New York income tax returns of ABN for the periods covered by the assessment and had previously made payments to ABN based on amounts which would have been payable if the combined income tax returns were not filed. We are contingently liable, jointly and severally, for U.S. Federal, state and local income taxes for periods in which we are included in the consolidated or combined income tax returns of ABN. Amounts paid to ABN in excess of amounts which would have been payable had we filed separate tax returns have been charged to Due from Former Parent and affiliates. We filed our own U.S. Federal and Pennsylvania state income tax returns for 1998. Our New York State income tax return for 1998 has not been filed.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Sales. Sales decreased by $8.0 million, or 27.8%, from $28.7 million in 1998 to $20.7 million in 1999. The decrease in sales was primarily due to a decrease in sales of security holograms for credit cards of $5.7 million, as a result of $3.0 million in sales in the fourth quarter of 1998 at a discount from normal selling prices in exchange for immediate payment, generally lower purchases of security holograms for credit cards by card manufacturers due to higher purchases by our customers in 1998 due to concerns regarding potential Year 2000 issues and the distractions and impact to our business associated with the need to restate the prior financial statements.

Royalty Income. Royalty income remained relatively unchanged from 1998 to 1999. As a percentage of sales, royalty income increased from 1.9% in 1998 to 2.6% in 1999.

Cost of Goods Sold. Cost of goods sold decreased by $7.6 million, or 39.8%, from $19.1 million in 1998 to $11.5 million in 1999. As a percentage of sales, cost of goods sold decreased from 66.6% in 1998 to 55.6% in 1999. The decrease reflects decreases in the amortization of origination costs of 10% relating to the 1998 amortization of origination costs due to lower volumes of sales than had originally been estimated and amortization costs incurred in anticipation of orders that did not materialize, decreased provisions for obsolete and excess inventory of 2% due to improved product quality and a decrease in royalty expenses of 2% related to the royalty litigation settlement reserved for in 1998, offset by an increase in warranty expense of 3%, primarily resulting from a $0.8 million provision for settlement of a breach of contract claim relating to warranties.

Selling and Administrative Expenses. Selling and administrative expenses increased by $3.0 million, or 47.6%, from $6.3 million in 1998 to $9.3 million in 1999. As a percentage of sales, selling and administrative expenses increased from 21.9% in 1998 to 45.0% in 1999. This increase in selling and administrative expenses was due primarily to costs incurred related to the audit committee investigation and related restatement efforts and defense of litigation of $3.5 million, net of insurance reimbursements of $0.6 million, and an increase in administrative salaries and benefits of $0.4 million, offset by a decrease in sales expenses of $0.5 million due to lower remuneration, travel and transportation expenses and the reversal of a liability for post-retirement health care benefits of $0.4 million since we decided not to establish our own plan.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged from 1998 to 1999. As a percentage of sales, depreciation and amortization increased from 3.8% in 1998 to 5.0% in 1999.

Other Income.  Other income remained relatively unchanged from 1998 to 1999.

Interest, net. Interest, net increased by $0.6 million from $0.4 million in 1998 to $1.0 million in 1999. The increase was due to an increase in interest expense due to the write off of deferred financing costs of $0.6 million related to the amendments to and repayment of our credit agreement with Chase Manhattan Bank, offset by a reduction of interest expense, which resulted from the decrease in the revolving loan balances of $0.2 million and a decrease in interest income of $0.2 million as a result of the cancellation of the $5.3 million note receivable from ABN that bore interest at 7.75% per annum, which was included in the deemed dividend discussed above.

Taxes on Income (Benefit). Taxes on income (benefit) for periods prior to the IPO are based on taxes that would have been paid had we operated on a stand-alone basis. Income taxes decreased by $1.8 million from $1.3 million in 1998 to $(0.5) million in 1999, as a result of the loss incurred due to the factors described above. For a reconciliation of income taxes from the federal statutory rate to our effective rate, see Note 5 to our financial statements.

Net (Loss) Income. As a result of the foregoing, net (loss) income decreased by $2.2 million from net income of $1.1 million in 1998 to a net loss of $1.1 million in 1999.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

Sales. Sales increased by $5.6 million, or 24.2%, from $23.1 million in 1997 to $28.7 million in 1998. The increase in sales was due primarily to an increase in sales of security holograms for credit cards of $2.9 million and other security holograms of $2.7 million. Sales in the fourth quarter of 1998 were impacted by approximately $3.0 million in sales (including the sale of goods originally shipped on consignment) at discounts from normal selling prices in exchange for immediate payment. We believe that, in the absence of such discounts, a portion of these sales would have occurred in 1999. The contractual net unit sales price applicable to MasterCard was reduced in September 1998 by approximately 5%. At December 31, 1998, we had customer advances approximating $1.5 million which represented payments received from customers for products, at a discount from the normal sales price in exchange for immediate payment, which have not yet been shipped ($1.2 million) and for products shipped with the right of return ($0.3 million) where we are unable to reasonably estimate the level of returns.

Royalty Income. Royalty income decreased $0.2 million or 29.4%, from $0.8 million in 1997 to $0.6 million in 1998. The decrease was due to lower reported licensee revenue in 1998 than 1997.

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

Other Income. Other income remained relatively unchanged in 1998 compared to 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, we had $0.3 million of cash and cash equivalents and working capital of $2.1 million. At December 31, 1998, we had $4.3 million in cash and cash equivalents and working capital of $2.0 million. The 1998 cash balance included cash generated from sales in the fourth quarter of 1998 at a discount from the normal sales price in exchange for immediate payment and from customer advances, as well as the effects of an increase in accounts payable. A substantial portion of this cash was subsequently utilized for repayments under our revolving credit agreement, the payment of trade payables, and for costs relating to the audit committee investigation discussed above. The total amount incurred in connection with the audit committee investigation and related restatement efforts and defense of litigation approximated $3.5 million, net of insurance reimbursements of $0.6 million. These costs were charged to operations as incurred and had an adverse impact on 1999 operating results and cash flows.

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

On September 29, 1999, amounts then outstanding under the second amended credit agreement were repaid when we entered into a loan and security agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank, maturing on September 29, 2004. The loan and security agreement, which is secured by substantially all of our assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the loan and security agreement bear interest at the lender's reference rate, as defined, plus 1.5% (10.0% at December 31, 1999), which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the loan and security agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments. At December 31, 1999, we had $74,000 outstanding on the revolving credit facility and $1.0 million outstanding on the term loan, which is payable in monthly installments of $16,667 beginning January, 2000. No loans were outstanding on the capital expenditure loan at December 31, 1999. In addition, we had $0.3 million of availability under the revolving credit facility at December 31,1999.

The loan and security agreement contains covenants customary for credit facilities of a similar nature, including limitations on our ability to, among other things, (1) declare dividends or repurchase or redeem stock, (2) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (3) make loans and investments, (4) incur additional debt, (5) amend or otherwise alter material agreements or enter into restrictive agreements, (6) make capital expenditures in any fiscal year in excess of $2.5 million, (7) engage in mergers, acquisitions and asset sales, (8) engage in certain transactions with affiliates and (9) materially alter the nature of our business. Additionally, under the terms of the loan and security agreement, we are required to comply with specified financial covenants and ratios. The loan and security agreement also provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, adverse judgments in excess of $0.2 million, and change of ownership and control.

During 1999, we wrote-off unamortized deferred financing costs of approximately $0.6 million relating to the amendments to and repayment of our credit agreement with Chase.

During both 1999 and 1998, the weighted average interest rate of outstanding borrowings was 8.4%. The average aggregate borrowings during 1999 and 1998 was approximately $3.3 million and $5.2 million, respectively.

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

For the year ended December 31, 1999, our operating activities provided cash flow of $1.5 million compared to $7.4 million and $4.0 million of cash flow provided by operating activities in 1998 and 1997, respectively. The decrease in cash flows was primarily due to decreased earnings of $2.2 million and a decrease in cash provided by reductions in accounts payable, accrued expenses and customer advances of $7.3 million offset by increases in cash provided by accounts receivable, inventory and prepaid expenses and other of $2.3 million and in adjustments to reconcile net income to net cash provided by operations of $1.3.

Investing activities for the years ended December 31, 1999, 1998 and 1997 used cash flows of approximately $0.5 million, $0.4 million, and $0.5 million, respectively. These activities primarily reflected capital expenditures for the respective years. We anticipate that capital expenditures in 2000 and 2001 will be approximately $0.7 million and $1.0 million, respectively. These amounts relating to capital expenditures required to improve production capabilities.

Financing activities for the years ended December 31, 1999, 1998 and 1997 used cash flows of $5.1 million, $3.0 million and $3.4 million, respectively. The activity in 1999 was comprised of repayment of revolving credit and notes payable of $5.7 million and incurring deferred financing costs of $0.4 million, offset by borrowings under the term loan of $1.0 million. The activity in 1998 and 1997 was comprised principally of advances to ABN and affiliates of $7.8 million and $4.1 million, respectively, borrowings under the Revolving Credit Agreement of $4.9 million and $0.7 million, respectively, and in 1998, included $0.4 million of borrowings under notes payable and $0.5 million of deferred financing costs.

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

On August 3, 1999, the New York Stock Exchange suspended trading in our common stock for failure to deliver our Annual Report on Form 10-K for the year ended December 31, 1998 and our Quarterly Report on Form 10-Q for the three months ended March 31, 1999 on a timely basis. Following the suspension, the NYSE notified us that it delisted our common stock. Our common stock will not resume trading on the NYSE, but we intend to seek to have our common stock traded on another stock exchange or quoted on Nasdaq.

YEAR 2000 DISCLOSURE

The Year 2000 issue is the result of computer systems and programs using two digits rather than four to identify a given year. As a result, computer systems or programs that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which could result in a variety of failures and other errors. In preparation for Year 2000, we tested our software and hardware and performed remedial work on our software to ensure Year 2000 compliance.

To date we have not experienced any material difficulties associated with the Year 2000. To our knowledge, no third party upon which we depend has experienced a material Year 2000 problem. Our vendors of material hardware and software components, infrastructure, and systems indicated that the products we use are Year 2000 compliant. However, it is still possible that errors or defects may remain undetected, or that dates other than January 1, 2000 may trigger Year 2000 problems. If this occurs with respect to our software or computer systems, or those of third parties on which we rely, our reputation, business, operating results and financial condition could suffer.

NEW ACCOUNTING STANDARDS

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

UNAUDITED QUARTERLY RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.


                                                        YEAR ENDED DECEMBER 31, 1999 (a)
                                    --------------------------------------------------------------------------------
                                    FIRST QUARTER        SECOND QUARTER        THIRD QUARTER          FOURTH QUARTER
                                    -------------        --------------        -------------          --------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales .................               $ 5,232                $5,743               $ 5,487                $ 4,233
Cost of goods sold ....                 3,397                 2,462                 2,560                  3,089
Net (loss) income .....                (1,452)                  609                  (405)                   173
Net (loss) income per
share-basic and diluted               $ (0.11)               $ 0.04               $ (0.03)               $  0.01


                                                       YEAR ENDED DECEMBER 31, 1998
                               ----------------------------------------------------------------------------
                               FIRST QUARTER       SECOND QUARTER       THIRD QUARTER        FOURTH QUARTER
                               -------------       --------------       -------------        --------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales (b) ................         $10,176               $4,636               $5,091             $  8,766
Cost of goods sold .......           4,609                2,100                1,930               10,425
Net income (loss) ........           2,510                  387                  294               (2,072)
Net income (loss) per
share-basic and diluted...         $  0.18               $ 0.03               $ 0.02             $  (0.15)

---------------------
(a) During the year ended December 31, 1999, we incurred costs of $3.5 million, net of $0.6 million in insurance reimbursements in connection with the audit committee investigation and related restatement effort and defense of litigation. Also during 1999, we determined that we would not establish our own post-retirement health care plan and reversed a $404,000 accrued liability in this regard. The costs and reversal are included in selling and administrative expenses.

(b) In the first quarter of 1998, ABNH recorded sales of $6.5 million related to a customer order that was transferred to ABNH's on-site secured facility (see note 1 to the financial statements).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10- K. See Index to Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT.

         The following table sets forth certain information concerning our directors, executive officers and key employees. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are appointed by the board of directors and serve at the discretion of the board.


                 NAME                            AGE                              POSITION(S)
---------------------------------------       ---------       ---------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
Kenneth H. Traub.......................          38           President, Chief Executive Officer and Director
Salvatore F. D'Amato...................          71           Chairman of the Board
Stephen A. Benton*.....................          58           Director
Fred J. Levin*.........................          37           Director
Russell LaCoste........................          49           Executive Vice President, Corporate
                                                              Development and Marketing
Alan Goldstein.........................          53           Vice President and Chief Financial Officer
KEY EMPLOYEES:
Michael T. Banahan.....................          42           Vice President, Sales and Marketing
George Condos..........................          37           Controller

-------------------

*  Member of the audit committee.

Kenneth H. Traub has served as our President and Chief Executive Officer since March 2000 and as a director since April 1999. From February 1999 through March 2000, Mr. Traub served as our President and Chief Operating Officer, and from January 1999 through February 1999 he served as our consultant. Previously, Mr. Traub co-founded Voxware, Inc., a developer of digital speech processing technologies, and served on its board of directors from February 1995 to January 1998 and as its Executive Vice President, Chief Financial Officer and Secretary from February 1995 to April 1998. Prior thereto, Mr. Traub was Vice President of Trans-Resources, Inc., a diversified multinational holding company. Mr. Traub holds an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Emory University.

Salvatore F. D'Amato has served as our Chairman of the Board since April 1999 and as a director since March 1999. He was also our Chairman of the Board and President from 1983 to 1990 and was a consultant for us from time to time between 1990 and April 1999. Mr. D'Amato was President and a director of ABN, our former parent corporation, from 1977 to 1983. Prior thereto he served as Vice President, Engineering and Senior Vice President, Operations with ABN. Mr. D'Amato holds a masters degree in Engineering from Columbia University.

Stephen A. Benton has served as a director since July 1998. Dr. Benton is the founding head of the Spatial Imaging Group at the Massachusetts Institute of Technology, where he has been a faculty member since 1982. He is a fellow of the Optical Society of America and the Society for Imaging Science and Technology. Dr. Benton holds a Ph.D. in Applied Physics from Harvard University.

Fred J. Levin has served as a director since February 2000. Mr. Levin has been the President of the Concord Watch Division of Movado Group, Inc., a manufacturer and marketer of watches, since March 1998. Mr. Levin also served with Movado Group, Inc. as Senior Vice President, International from April 1995 to February 1998 and as Vice President, Distribution from February 1994 to March 1995. Prior thereto, Mr. Levin was a management consultant with McKinsey & Company. Mr. Levin holds a B.S. in Industrial Engineering from Northwestern University and an M.B.A. from the Harvard Graduate School of Business Administration.

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

Alan Goldstein has served as our Vice President and Chief Financial Officer since April 1999. Mr. Goldstein served as our consultant from February 1999 through April 1999. Mr. Goldstein was Vice President and Chief Accounting Officer of Complete Management, Inc., a physician management company, from June 1997 to July 1998, and Vice President and Chief Financial Officer of RF International, Inc., a multinational transportation services holding company, from July 1994 to December 1996. During other periods Mr. Goldstein acted as an independent consultant. Mr. Goldstein holds a B.S. in Business Administration from Boston University and a M.S. in Accounting from Long Island University. Mr. Goldstein is a Certified Public Accountant.

Michael T. Banahan has served as our Vice President, Sales and Marketing since May 1999. He also served as a senior member of our sales department from 1989 to May 1999. Mr. Banahan holds a B.A. in Marketing Management from the University of Rhode Island.

George Condos has served as our Controller since May 1999 and as our consultant since February 1999. Mr. Condos was Controller of PSR Logistics, a transportation company, from January 1997 to August 1998. From February 1995 to January 1997, he was District Controller and Office Manager at Browning- Ferris Industries, a waste management and recycling company. From 1991 to February 1995, he was Controller of United Carting Company, a waste services company. Mr. Condos holds a B.S. in Accounting from Fairleigh Dickinson University.

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

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that the reporting requirements of Section 16, as amended, applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for all transactions that occurred during 1999, except that Alan Goldstein and Russell LaCoste, each of whom became an officer of ABNH in 1999, failed to timely report such events on Form 3. These events have been subsequently reported.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned during 1997, 1998 and 1999 by each individual who served as our CEO or in a similar capacity during 1999 and the next two most highly compensated executive officers during 1999 (the "Named Executive Officers"). None of our other executive officers earned salary and bonus in excess of $100,000 during 1999.

                                         SUMMARY COMPENSATION TABLE

                                                                                                                    LONG-TERM
                                                                   ANNUAL COMPENSATION                             COMPENSATION
                                                  -------------------------------------------------------       --------------------
                                                                                                                SHARES OF COMMON
                                                                                           OTHER ANNUAL         STOCK UNDERLYING
                                                   SALARY              BONUS             COMPENSATION (1)            OPTIONS
                NAME                     YEAR       ($)                 ($)                     ($)                    (#)
-------------------------------------    ----     -------             -------            ----------------       ----------------
Morris Weissman (2)..................    1997          --                  --                     --                     --
                                         1998          --                  --                     --                 400,000
                                         1999          --                  --                     --                     --
Kenneth H. Traub (3).................    1997          --                  --                     --                     --
President and Chief Executive            1998          --                  --                     --                     --
    Officer                              1999     253,846             150,000                  6,280                 350,000
Salvatore F. D'Amato (4).............    1997          --                  --                     --                     --
Chairman of the Board                    1998          --                  --                     --                     --
                                         1999     100,100              40,000                 54,990                 175,000
Alan Goldstein (5)...................    1997          --                  --                     --                     --
Chief Financial Officer                  1998          --                  --                     --                     --
                                         1999     112,718              45,000                  4,656                 100,000

-------------------

(1) Other Annual Compensation for Mr. D'Amato consisted of $6,690 for the use of an automobile paid for by us and $48,300 that he received from us for his work as a consultant prior to becoming an employee. Other Annual Compensation for Messrs. Traub and Goldstein consisted of the use of automobiles paid for by us.

(2) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999.

(3) Mr. Traub has served as President and Chief Executive Officer since March 2000. He served as President and Chief Operating Officer from February 1999 to March 2000.

(4)  Mr. D'Amato has served as Chairman of the Board since April 1999.

(5) Mr. Goldstein has served as Vice President and Chief Financial Officer since April 1999.

The following table provides information concerning option grants during 1999 to the Named Executive Officers. No options were exercised during 1999.

                              OPTION GRANTS IN 1999

                                                                                                         POTENTIAL REALIZABLE
                                                                                                           VALUE AT ASSUMED
                                                                                                        ANNUAL RATES OF STOCK
                                                                                                        PRICE APPRECIATION FOR
                                                        INDIVIDUAL GRANTS                                    OPTION TERM
                                    -----------------------------------------------------------       -----------------------------
                                        SHARES OF     PERCENT OF
                                         COMMON         TOTAL
                                          STOCK        OPTIONS
                                       UNDERLYING     GRANTED TO      EXERCISE
                                         OPTIONS      EMPLOYEES        PRICE        EXPIRATION            5%                 10%
              NAME                         (#)         IN 1999       ($/SHARE)         DATE              ($)                 ($)
--------------------------------       ----------     ----------     ---------      -----------        -------             -------

Morris Weissman (1).............              --            --            --               --               --                  --
Kenneth H. Traub (2)............         250,000          20.1          1.75         02/02/09          275,141             697,262
                                         100,000           8.0          2.50         05/10/09          157,224             398,436
Salvatore F. D'Amato (3)........         175,000          14.1          2.50         04/16/09          275,141             697,262
Alan Goldstein (4)..............         100,000           8.0          2.50         05/10/09          157,224             398,436

-------------------

(1) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999.

(2) Mr. Traub has served as President and Chief Executive Officer since March 2000. He served as President and Chief Operating Officer from February 1999 to March 2000.

(3)  Mr. D'Amato has served as Chairman of the Board since April 1999.

(4) Mr. Goldstein has served as Vice President and Chief Financial Officer since April 1999.

The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1999.

                           1999 YEAR-END OPTION VALUES

                                                   SHARES OF COMMON STOCK UNDERLYING             VALUE OF UNEXERCISED IN-THE-MONEY
                                                        UNEXERCISED OPTIONS                       OPTIONS AT DECEMBER 31, 1999
                                                                (#)                                         ($) (1)
                                                   ---------------------------------             ----------------------------------
                  NAME                             EXERCISABLE         UNEXERCISABLE             EXERCISABLE        UNEXERCISABLE
----------------------------------------           -----------         -------------             -----------        -------------
Morris Weissman (2).....................               --                   --                          --                --
Kenneth H. Traub........................               --              350,000                          --                --
Salvatore F. D'Amato....................               --              175,000                          --                --
Alan Goldstein..........................               --              100,000                          --                --

-------------------

(1) Based on the difference between $1.59, which was the closing price per share on December 31, 1999, and the exercise price per share of the options.

(2) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999.

1998 STOCK INCENTIVE PLAN

Subsequent to our IPO, we adopted the 1998 Stock Incentive Plan for the purpose of granting various stock incentives to our key employees. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the plan. The total number of shares reserved for issuance under the plan, as amended, is 1,863,000 shares of common stock. Options to purchase 1,375,000 shares of common stock were outstanding under the plan as of March 15, 2000. Options to purchase an additional 165,000 shares of common stock were outstanding outside the plan as of March 15, 2000. The exercise price of options granted under the plan may not be less than 100% of the fair market value of our common stock on the date such option was granted. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with us, unless otherwise determined by the board of directors; provided, however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested and may be exercised immediately.

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

Retirement benefits were provided by ABN to eligible employees through the defined contribution retirement plan of ABN; the aggregate contributions to such plan that have been charged to our operations was approximately $0.2 million in each of the years ended 1998 and 1997. We continued to be a participating employer in this plan through September 30, 1999, at which time we implemented our own defined contribution plan. Contributions for the year ended December 31, 1999 aggregated $0.1 million.

DIRECTOR COMPENSATION

Each member of the board of directors who is not an employee of ABNH will receive compensation of $12,000 per year for serving on the board of directors. Each of these directors will also receive $1,000 for each board meeting attended in person, $500 for each telephonic board meeting attended and $500 for each committee meeting attended. We also will reimburse directors for any expenses incurred in attending meetings of the board of directors and the committees thereof. Upon their initial election to the board of directors, each non-employee Board member is granted options to purchase 25,000 shares of our common stock. Such options are exercisable at the fair market value of the common stock at the date of grant. These options become vested and exercisable for up to 20% of the total option shares upon the first anniversary of the grant of the options and for an additional 20% of the total option shares upon each succeeding anniversary until the option is fully exercisable at the end of the fifth year.

EMPLOYMENT AGREEMENTS

We entered into an employment agreement with Salvatore F. D'Amato in April 1999 for an initial term of two years. As amended, the agreement provides for a base salary of $180,000 per year. In addition, Mr. D'Amato is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $10,000 per quarter. The quarterly bonus is required to be paid unless the Board determines otherwise based on certain factors. Also in connection with the agreement, we granted to Mr. D'Amato options to purchase up to 175,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. D'Amato's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, we are required to continue to pay his salary then in effect, together with any bonus that may have accrued, for the remainder of his employment term. Upon termination of Mr. D'Amato's employment following a change of control, or Mr. D'Amato's resignation for good reason within one year of a change of control, we are required to pay him an amount equal to his annual salary and bonus. In connection with his employment agreement, Mr. D'Amato agreed not to compete with us during his term of employment and for one year thereafter.

We entered into an employment agreement with Kenneth Traub in February 1999 for an initial term of one year. As amended, the agreement provides for an annual base salary of $300,000, to be increased by not less than 3% per year upon renewal. In addition, Mr. Traub is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $25,000 per quarter. The quarterly bonus is required to be paid unless the Board determines otherwise based on certain factors. Also in connection with the agreement, we granted to Mr. Traub options to purchase up to 250,000 shares of our common stock at an exercise price of $1.75 per share. In May 1999, Mr. Traub was granted additional options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. Traub's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, (1) we are required to pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination, (2) we are required to continue any benefits to Mr. Traub and (3) all unvested options to purchase common stock granted under the 1998 Stock Incentive Plan to him will vest immediately. Upon termination of Mr. Traub's employment following a change of control, or Mr. Traub's resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to twice his annual salary and bonus then in effect if such termination or resignation is within one year of such change of control and an amount equal to three times his salary and bonus then in effect if such termination or resignation is more than one year after such change of control. In connection with his employment agreement, Mr. Traub agreed not to compete with us during his term of employment and for one year thereafter.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The following table sets forth as of March 15, 2000 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulevard, Elmsford, NY 10523 unless otherwise indicated.


                        NAME AND ADDRESS                                      NUMBER (1)                PERCENTAGE
-----------------------------------------------------------------             ----------                ----------
Putnam Investments, Inc. (2).....................................              1,920,102                    14.1%
    One Post Office Square
    Boston, MA 02109
Libra Advisors, LLC (3)..........................................                711,100                     5.2%
   277 Park Avenue, 26th Floor
   New York, NY 10172
Salvatore F. D'Amato (4).........................................                 60,333                     *
Kenneth H. Traub (5).............................................                137,500                     *
Alan Goldstein (6)...............................................                 33,333                     *
Stephen A. Benton (7)............................................                  5,000                     *
Fred J. Levin....................................................                     --                     *
Morris Weissman (8)..............................................                 20,000                     *
   c/o American Banknote Corporation
   410 Park Avenue
   New York, NY 10022
All executives officers and directors as a group
  (6 persons)  (9)...............................................                239,666                     1.7%


----------------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000 are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

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

(4) Includes 58,333 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000.

(5) Includes 137,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000.

(6) Consists of 33,333 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000.

(7) Consists of 5,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000.

(8) Mr. Weissman served as Chairman of the Board and Chief Executive Officer from 1990 to April 1999. The information regarding Mr. Weissman's beneficial ownership of our common stock is based solely on a review of filings made with the SEC.

(9) Includes 234,166 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000.

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

On December 8, 1999, ABN filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The proposed plan seeks approval for a financial restructuring resulting in the cancellation of certain of ABN's outstanding indebtedness in exchange for equity in ABN as well as the amendment of the repayment terms of certain other outstanding indebtedness of ABN. The proposed plan does not seek to affect ABN's trade obligations or payables in the ordinary course. We have filed an objection to the disclosure statement describing ABN's proposed plan of reorganization. We have also submitted a substantial claim in the proceeding for certain amounts that we claim ABN owes us. Because of ABN's financial difficulties, it may be difficult for us to collect on these claims or any future liabilities of ABN to us.

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

     (3) Exhibits

         See (c) below.

(b)      Reports on Form 8-K

         None.

(c)              Exhibits

         3.1     Amended and Restated Certificate of Incorporation.*
         3.2     Amended and Restated By-Laws.*
         4.1     Form of Common Stock Certificate.*
         10.1    Form of Separation Agreement.*
         10.2    Form of License Agreement.*
         10.3    Form of Transitional Services Agreement.*
         10.4    Form of Employee Benefits Allocation Agreement.*
         10.5    Form of 1998 Stock Incentive Plan.*
         10.6    Form of Defined Contribution Plan.*
         10.7    Production Agreement between MasterCard International Incorporated and American
                 Bank Note Holographics, Inc., dated as of February 1, 1996.*
         10.8    Letter Agreement, dated June 29, 1998, between MasterCard
                 International Incorporated and American Bank Note Holographics,
                 Inc., amending the Production Agreement dated as of February 1,
                 1996.**+
         10.9    Letter Agreement, dated March 3, 1999, between MasterCard
                 International Incorporated and American Bank Note Holographics,
                 Inc., further amending the Production Agreement dated as of
                 February 1, 1996.**
         10.10   Loan and Security Agreement, dated as of September 29, 1999, between Foothill Capital Corporation and American Bank Note
                 Holographics, Inc., together with Amendment No. 1 dated
                 December 31, 1999 and letter dated January 4, 2000.

         10.11   Employment Agreement, dated April 20, 1999, between Salvatore F. D'Amato and
                 American Bank Note Holographics, Inc.**
         10.12   Employment Agreement, dated February 3, 1999, between Kenneth H. Traub and
                 American Bank Note Holographics, Inc.**
         10.13   Employment Agreement, dated April 30, 1999, between Alan Goldstein and American
                 Bank Note Holographics, Inc.**
         10.14   Employment Agreement, dated September 15, 1999, between Russell
                 LaCoste and American Bank Note Holographics, Inc.**

----------------

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-51845).

**   Incorporated by reference from the Annual Report on Form 10-K for 1998.

+ Portions have been omitted pursuant to a request for confidential treatment.

(d)      Financial Statement Schedules

         See (a)(2) above.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                TABLE OF CONTENTS




                                                                                 PAGE
                                                                                 ----
INDEPENDENT AUDITORS' REPORT ..............................................      F-2
FINANCIAL STATEMENTS:
  Balance Sheets, December 31, 1999 and 1998 ..............................      F-3
  Statements of Operations for the Years Ended December 31,
     1999, 1998 and 1997 ..................................................      F-4
  Statements of Stockholders' Equity for the Years Ended
     December 31, 1999, 1998 and 1997 .....................................      F-5
  Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997 ..................................................      F-6
  Notes to Financial Statements ...........................................      F-7
  Schedule II- Valuation and Qualifying Accounts ..........................      S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Bank Note Holographics, Inc.
    Elmsford, New York

We have audited the accompanying balance sheets of American Bank Note Holographics, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying Table of Contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, the Company is involved in certain litigation.


Deloitte & Touche LLP
New York, New York
March 29, 2000

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         1999         1998
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................      $   266      $ 4,319
     Accounts receivable, net of allowance for doubtful
        accounts of $390 and $131 ..............................        3,224        4,023
     Inventories, net of allowances of $2,806 and $2,756 .......        2,915        5,827
     Deferred income taxes .....................................        2,143        1,777
     Prepaid expenses and other ................................          282          427
                                                                      -------      -------
          Total current assets .................................        8,830       16,373
MACHINERY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS -- Net .........................................        5,195        5,325
OTHER ASSETS ...................................................          303          680
EXCESS OF COST OVER NET ASSETS ACQUIRED -
  Net of accumulated amortization of $2,264 and $1,919 .........        8,097        8,442
                                                                      -------      -------
TOTAL ASSETS ...................................................      $22,425      $30,820
                                                                      =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving credit ..........................................      $    74      $ 5,591
     Current portion of notes payable ..........................          138          304
     Current portion of long-term debt .........................          200           --
     Accounts payable ..........................................        2,494        4,376
     Accrued expenses ..........................................        3,266        2,619
     Customer advances .........................................          607        1,460
                                                                      -------      -------
          Total current liabilities ............................        6,779       14,350
LONG-TERM DEBT .................................................          800           --
OTHER LONG-TERM LIABILITIES, INCLUDING
   NOTES PAYABLE ...............................................           56          477
DEFERRED INCOME TAXES ..........................................        1,335        1,463
                                                                      -------      -------
          Total liabilities ....................................        8,970       16,290
                                                                      -------      -------
COMMITMENTS AND CONTINGENCIES -- Note 10
STOCKHOLDERS' EQUITY:
     Preferred Stock, authorized 5,000,000 shares; no shares
       issued or outstanding
     Common Stock, par value $.01 per share, authorized,
       30,000,000 shares; issued and outstanding, 13,636,000
       shares ..................................................          136          136
     Additional paid-in capital ................................       11,627       11,627
     Retained earnings .........................................        1,692        2,767
                                                                      -------      -------
          Total stockholders' equity ...........................       13,455       14,530
                                                                      -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................      $22,425      $30,820
                                                                      =======      =======

                       See notes to financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            1999           1998           1997
                                                          --------       --------       --------
REVENUE:
      Sales ........................................      $ 20,695       $ 28,669       $ 23,085
      Royalty income ...............................           535            554            785
                                                          --------       --------       --------
           Total revenue ...........................        21,230         29,223         23,870
                                                          --------       --------       --------

COSTS AND EXPENSES:
     Cost of goods sold ............................        11,508         19,064         12,153
     Selling and administrative (Notes 9 and 11) ...         9,304          6,291          5,813
     Depreciation and amortization .................         1,026          1,080          1,136
                                                          --------       --------       --------
           Total costs and expenses ................        21,838         26,435         19,102
                                                          --------       --------       --------

     Operating (loss) income .......................          (608)         2,788          4,768
                                                          --------       --------       --------

OTHER -- Net:
     Interest income ...............................            31            183            305
     Other income ..................................            24             --             36
     Interest expense ..............................        (1,016)          (583)          (159)
                                                          --------       --------       --------
           Total other - net .......................          (961)          (400)           182
                                                          --------       --------       --------

(LOSS) INCOME BEFORE TAXES ON
    INCOME .........................................        (1,569)         2,388          4,950
TAXES ON INCOME (BENEFIT) ..........................          (494)         1,269          2,130
                                                          --------       --------       --------

NET (LOSS) INCOME ..................................      $ (1,075)      $  1,119       $  2,820
                                                          ========       ========       ========

NET (LOSS) INCOME PER SHARE:
     Basic and diluted .............................      $  (0.08)      $   0.08       $   0.21
                                                          ========       ========       ========

                       See notes to financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                        DUE FROM
                                                    COMMON STOCK           ADDITIONAL                   FORMER
                                               ----------------------      PAID-IN       RETAINED       PARENT AND
                                                SHARES        AMOUNT       CAPITAL       EARNINGS       AFFILIATES       TOTAL
                                                ------        ------       -------       --------       ----------       -----
BALANCE, JANUARY 1, 1997 ................        13,636      $    136      $ 11,627      $ 32,716       $(22,045)      $ 22,434
     Change during year .................            --            --            --            --         (4,089)        (4,089)
     Net income .........................            --            --            --         2,820           _ --          2,820
                                               --------      --------      --------      --------       --------       --------
BALANCE, DECEMBER 31 1997 ...............        13,636           136        11,627        35,536        (26,134)        21,165
     Change during year .................            --            --            --            --         (7,754)        (7,754)
     Deemed dividend to Former Parent
       and affiliates (see Note 1) ......            --            --            --       (33,888)        33,888             --
     Net income .........................            --            --            --         1,119             --          1,119
                                               --------      --------      --------      --------       --------       --------
BALANCE, DECEMBER 31, 1998 ..............        13,636           136        11,627         2,767             --         14,530
     Net (loss) .........................            --            --            --        (1,075)            --         (1,075)
                                               --------      --------      --------      --------       --------       --------
BALANCE, DECEMBER 31, 1999 ..............        13,636      $    136      $ 11,627      $  1,692       $     --       $ 13,455
                                               ========      ========      ========      ========       ========       ========

                       See notes to financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                       1999          1998          1997
                                                                     -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income ........................................      $(1,075)      $ 1,119       $ 2,820
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
        Depreciation and amortization .........................        1,026         1,080         1,136
        Deferred income taxes .................................         (494)       (1,196)         (279)
        Deferred financing costs ..............................          626            --            --
        Gain on sale of equipment .............................          (12)           --            --
     Changes in operating assets and liabilities:
        Accounts receivable ...................................          799         1,874           696
        Inventories ...........................................        2,912           204        (1,081)
        Prepaid expenses and other ............................          248          (459)          127
        Accounts payable, accrued expenses and other ..........       (1,639)        3,313           574
        Customer advances .....................................         (853)        1,460            --
                                                                     -------       -------       -------
          Net cash provided by operating activities ...........        1,538         7,395         3,993
                                                                     -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .....................................         (577)         (359)         (461)
     Proceeds from sale of equipment ..........................           38            --            --
                                                                     -------       -------       -------
          Net cash used in investing activities ...............         (539)         (359)         (461)
                                                                     -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing costs .................................         (352)         (510)           --
     Notes payable, net .......................................         (183)          377            --
     Long-term debt borrowings ................................        1,000            --            --
     Revolving credit borrowings, net .........................       (5,517)        4,917           674
     Advances to Former Parent and affiliates, net ............           --        (7,754)       (4,089)
                                                                     -------       -------       -------
          Net cash used in financing activities ...............       (5,052)       (2,970)       (3,415)
                                                                     -------       -------       -------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .................................................       (4,053)        4,066           117
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR ........................................................        4,319           253           136
                                                                     -------       -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................      $   266       $ 4,319       $   253
                                                                     =======       =======       =======

SUPPLEMENTAL CASH PAYMENTS:
     Taxes (including amounts paid to Former Parent) ..........      $     1       $ 2,799       $ 5,485
                                                                     =======       =======       =======
     Interest .................................................      $ 1,031       $    --       $   159
                                                                     =======       =======       =======

                       See notes to financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the "Company") was, until July 20, 1998 (the "Offering Date"), a wholly-owned subsidiary of American Banknote Corporation (the "Former Parent"). On the Offering Date, the Former Parent completed the sale of 13,636,000 shares of the Company's common stock in a public offering (the "Offering"), representing its entire investment in the Company. The Company did not receive any proceeds from the Offering. Additionally, in connection with the Offering, the amounts due from the Former Parent and affiliates of approximately $33.9 million were canceled and deemed to be a dividend (see Note 7). Immediately following the Offering, the Company had approximately $5.2 million of secured bank debt and nominal cash. For financial reporting purposes, the amounts due from the Former Parent and affiliates prior to the Offering Date have been classified within stockholders' equity.

On June 11, 1998, the Company declared a 1,363.6 to one stock split, effective July 2, 1998, in the form of a stock dividend, of its Common Stock and increased its authorized Common Stock to 30,000,000 shares and its authorized Preferred Stock to 5,000,000 shares. The accompanying financial statements give retroactive effect to the consummation of the stock split.

As a wholly-owned subsidiary, the Company was provided certain corporate and administrative services by its Former Parent, including financial reporting, treasury functions, tax planning and compliance, risk management, human resources and legal services. Additionally, because the Former Parent managed cash and financing requirements centrally, interest expense and financing requirements prior to the Offering Date were based on the existing capital structure. The financial position and operations of the Company prior to the Offering may differ from the results that may have been achieved had the Company operated as an independent entity.

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK -- A significant portion of the Company's accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and does not require collateral. The Company establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date and believes its allowance for doubtful accounts is sufficient, based on the credit exposures outstanding at December 31, 1999.

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

Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 1999, accounts receivable from this customer totaled $0.5 million. There were no amounts receivable from this customer at December 31, 1998. In the first quarter of 1998, the Company recorded sales of approximately $6.5 million under this arrangement.

At December 31, 1999 and 1998, customer advances approximating $0.6 million and $1.5 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.5 million and $1.2 million, respectively) and for products shipped with the right of return ($0.1 million and $0.3 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

ROYALTY INCOME -- The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT -- Research and development costs are expensed as incurred (1999 -- $0.3 million, 1998 -- $0.3 million and 1997 -- $0.5 million).

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

BASIC AND DILUTED NET INCOME PER SHARE -- Basic net income per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 13,636,000 for each of the years ended December 31, 1999, 1998 and 1997. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options in 1998). For the year ended December 31, 1999, options to purchase 1,420,000 shares of the Company's common stock were excluded from the calculation of diluted net income per share because the effect of inclusion of such options would have been antidilutive. For the year ended December 31, 1998, the dilutive effect of approximately 65,000 equivalent shares related to stock options was used in determining the diluted weighted average shares outstanding. For the years ended December 31, 1999, 1998 and 1997, the diluted weighted average number of shares outstanding were 13,636,000, 13,701,000 and 13,636,000, respectively.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS INFORMATION -- Sales to MasterCard were approximately 27%, 30% and 35% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. Approximately 75% of the 1998 MasterCard sales were recorded in the first quarter of 1998. At December 31, 1999, accounts receivable from MasterCard approximated $0.5 million. No amounts were due from MasterCard at December 31, 1998. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Beginning in January 2000, the Company agreed to lower its selling price to MasterCard by approximately 12%. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards (approximately 50 customers) were approximately 18%, 26% and 27% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 1999 and 1998, accounts receivable from these customers approximated $0.5 million and $1.0 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

EXPORT SALES -- U.S. export sales were approximately 32%, 28% and 25% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. All export sales are denominated in United States dollars. At December 31, 1999 and 1998, accounts receivable from these customers approximated $0.5 million and $1.2 million, respectively.

RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. INVENTORIES

                                                                   DECEMBER 31,
                                                                   ------------
                                                                1999          1998
                                                              -------       -------
                                                                  (IN THOUSANDS)
    Finished goods .....................................      $ 3,498       $ 3,430
    Finished goods on consignment with customers .......          228           487
    Work in process ....................................        1,096         3,273
    Origination and cylinder costs .....................          114           427
    Raw materials ......................................          785           966
                                                              -------       -------
                                                                5,721         8,583
    Less: Reserve for obsolescence .....................       (2,806)       (2,756)
                                                              -------       -------
                                                              $ 2,915       $ 5,827
                                                              =======       =======

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

3. MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                DECEMBER 31,
                                                                ------------
                                                             1999         1998
                                                             ----         ----
                                                               (IN THOUSANDS)
    Machinery and equipment ..........................      $11,420      $11,041
    Leasehold improvements ...........................          890          888
                                                            -------      -------
                                                             12,310       11,929
    Accumulated depreciation and amortization ........        7,115        6,604
                                                            -------      -------
                                                            $ 5,195      $ 5,325
                                                            =======      =======


4. ACCRUED EXPENSES

                                                                DECEMBER 31,
                                                                ------------
                                                             1999         1998
                                                             ----         ----
                                                               (IN THOUSANDS)
    Accrued contract liability .......................      $   472      $   472
    Accrued interest expense .........................           36           94
    Warranty reserve .................................          935          445
    Federal, state and local income taxes ............          143          144
    Salaries and wages ...............................          619          387
    Other ............................................        1,061        1,077
                                                            -------      -------
                                                            $ 3,266      $ 2,619
                                                            =======      =======



5. TAXES ON INCOME

In accordance with a tax allocation agreement in effect through the Offering Date, the Company was included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of its Former Parent and made payments to the Former Parent based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. The Company computed its Federal, state and local income tax provision as if it was filing separate income tax returns, without regard to the tax

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

5. TAXES ON INCOME (CONTINUED)

allocation agreement. In October 1999, an affiliate of the Former Parent received an assessment for approximately $0.9 million of taxes and interest from the City of New York relating to the years ended December 31, 1990, 1991, and 1992. The Company was included in the combined City of New York income tax returns of the Former Parent for the periods covered by the assessment and had previously made payments to the Former Parent based on amounts which would have been payable if the combined income tax returns were not filed. The Company is contingently liable, jointly and severally, for U.S. Federal, state and local income taxes for periods in which it is included in the consolidated or combined income tax returns of its Former Parent (see Note 10). Amounts paid to the Former Parent in excess of amounts which would have been payable had the Company filed separate income tax returns have been charged to Due from Former Parent and affiliates. For periods subsequent to the Offering Date, the Company will file its own U.S. Federal and state income tax returns. The Company has not filed income tax returns for New York State for the year ended December 31, 1998.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Taxes on income (benefit) are as follows:

                                                 FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                                     ------------
                                        1999             1998             1997
                                      -------          -------          -------
                                                    (IN THOUSANDS)
Current:
     Federal ................         $    --          $ 2,025          $ 1,912
     State and local ........              --              440              497
                                      -------          -------          -------
                                           --            2,465            2,409
                                      -------          -------          -------
Deferred:
     Federal ................            (383)          (1,020)            (240)
     State and local ........            (111)            (176)             (39)
                                      -------          -------          -------
                                         (494)          (1,196)            (279)
                                      -------          -------          -------
                                      $  (494)         $ 1,269          $ 2,130
                                      =======          =======          =======

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

5. TAXES ON INCOME (CONTINUED)

A reconciliation of the taxes on income and the amount computed by applying the Federal income tax statutory rate of 35% follows:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                                   ------------
                                                         1999          1998         1997
                                                       -------       -------      -------
                                                                  (IN THOUSANDS)
Statutory tax ...................................      $  (549)      $   836      $ 1,733
Amortization of nondeductible goodwill ..........          122           122          122
State and local taxes, net of Federal benefit ...          (72)          172          298
Nondeductible fee ...............................           --            84           --
Other ...........................................            5            55          (23)
                                                       -------       -------      -------
                                                       $  (494)      $ 1,269      $ 2,130
                                                       =======       =======      =======


The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                            1999          1998
                                                          -------       -------
                                                              (IN THOUSANDS)
Current deferred tax assets:
     Uniform capitalization of inventory ...........      $   212       $   168
     Bad debt reserve ..............................          160            54
     Warranty reserve ..............................          383           182
     Inventory obsolescence ........................        1,150         1,131
     Accrued vacation ..............................           38            42
     Other liabilities .............................          200           200
                                                          -------       -------
     Total current deferred tax assets .............      $ 2,143       $ 1,777
                                                          =======       =======
Non-current deferred tax assets:
     Net operating loss carryforward ...............      $  (490)      $    --
     Postretirement medical accrual ................           --          (174)
                                                          -------       -------
                                                             (490)         (174)
Non-current deferred tax liabilities:
     Excess tax over book depreciation .............        1,825         1,637
                                                          -------       -------
     Net non-current deferred tax liabilities ......      $ 1,335       $ 1,463
                                                          =======       =======


At December 31, 1999, the Company has net operating loss carryforwards available to offset future Federal income taxes of $1.1 million, which expire in 2017, and net operating loss carryforwards available to offset future state income taxes of $1.1 million, which expire in 2017.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

On September 29, 1999, amounts then outstanding under the Second Amended Credit Agreement were repaid when the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank (as amended, the "Loan and Security Agreement"), maturing on September 29, 2004. The Loan and Security Agreement, which is secured by substantially all of the Company's assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Loan and Security Agreement bear interest at the lender's reference rate, as defined, plus 1.5%, (10% at December 31, 1999) which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the Loan and Security Agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments. At December 31, 1999, the Company had $74,000 outstanding on the revolving credit facility and $1.0 million outstanding on the term loan which is payable in monthly installments of $16,667 beginning January, 2000. At December 31, 1999, no loans were outstanding on the capital expenditure line. In addition, the Company had $0.3 million of availability under the revolving credit facility at December 31, 1999.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

6.  REVOLVING CREDIT AGREEMENT (CONTINUED)

The Loan and Security Agreement contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company to, among other things, (i) declare dividends or repurchase or redeem stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures in any fiscal year in excess of $2.5 million, (vii) engage in mergers, acquisitions and asset sales,
(viii) engage in certain transactions with affiliates and (ix) materially alter the nature of its business. Additionally, under the terms of the Loan and Security Agreement, the Company is required to comply with specified financial covenants and ratios. The Loan and Security Agreement also provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, adverse judgments in excess of $0.2 million, and change of ownership and control.

During 1999, the Company wrote-off unamortized deferred financing costs of approximately $0.6 million relating to the amendments to and repayment of the Credit Agreement.

During both 1999 and 1998, the weighted average interest rate of outstanding borrowings was approximately 8.4%. The average aggregate borrowings during 1999 and 1998 was approximately $3.3 million and $5.2 million, respectively.

At December 31, 1999, the Company has notes payable totaling approximately $194,000, of which $139,000 is due in 2000, $19,000 in 2001, $21,000 in 2002,
and $15,000 in 2003. The notes bear interest at rates ranging from 5.85% to 8.36%.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

The amounts by major category of historical transactions with the Former Parent and affiliates follow:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
                                                             (IN THOUSANDS)
Due from (to) Former Parent and affiliates:
  Balance at beginning of year ...................      $ 26,134       $ 22,045
     Income tax liability payable to Former
       Parent ....................................        (2,272)        (2,307)
     Taxes paid to Former Parent .................         2,422          5,306
     Cash advances to Former Parent ..............         7,685          2,851
     Allocation of employee benefits(1) ..........          (402)        (1,052)
     Sales to affiliates .........................            --            123
     Allocation of security services .............          (100)          (198)
     Sales and administration expenses(2) ........          (244)          (592)
     Allocation of general liability insurance ...            --           (293)
     Intercompany interest(3) ....................           156            305
     Reversal of SERP liability ..................           (56)            --
     Executive benefits(4) .......................           (13)           (54)
     Other .......................................           578             --
     Deemed dividend to Former Parent (see
       Note 1) ...................................       (33,888)            --
                                                        --------       --------
  Balance at end of year .........................      $     --       $ 26,134
                                                        ========       ========

----------

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.  RELATED PARTY TRANSACTIONS (CONTINUED)

For financial reporting purposes, the amounts due from the Former Parent and affiliates for periods prior to the Offering Date have been classified within stockholders' equity.

In addition to the above, the Company sold $1.0 million, $0.6 million and $0.4 million of products and services in 1999, 1998 and 1997, respectively, to its Former Parent and affiliates in the normal course of business. Purchases by the Company from the Former Parent and affiliates in the normal course of business were $0.1 million in 1997. There were no such purchases in 1999 and 1998. At December 31, 1999 and 1998, trade accounts receivable from the Former Parent and affiliates were $0.2 million and $0.2 million, respectively. Included in the above are transactions in which the Company acted as a subcontractor to an affiliate of the Former Parent under a government contract. Sales under this subcontract, which are billed to the affiliate of the Former Parent, approximated $0.2 million, $0.3 million and $0.1 million in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, trade accounts receivable from the affiliate of the Former Parent under this subcontract approximated $0.2 million and $0.1 million, respectively. At both December 31, 1999 and 1998, accounts payable and accrued expenses include approximately $0.3 million and $0.2 million, respectively, due the Former Parent and its affiliates.

In 1997 employees of the Company received stock options under the Former Parent's stock-based compensation plans. No such options were granted in 1999 and 1998. Had compensation cost for the stock option plans been determined based on the fair value at the grant award dates, in 1997, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net income would have been reduced by approximately $13,000 in 1997.

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS (CONTINUED)

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

INDEMNIFICATIONS FROM FORMER PARENT -- As described above and in Notes 5 and 10, in connection with the Offering, the Company and its Former Parent entered into a number of agreements, which, among other matters, provide for the indemnification, under certain circumstances, of the Company by the Former Parent. As described below, during 1999, the Former Parent has experienced significant financial difficulty, which may result in its inability to perform under the terms of the indemnifications provided, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The proposed plan seeks approval for a financial restructuring resulting in the cancellation of certain of the Former Parent's outstanding indebtedness in exchange for equity in the Former Parent as well as the amendment of the repayment terms of certain other outstanding indebtedness of the Former Parent. The proposed plan does not seek to affect the Former Parent's trade obligations or payables in the ordinary course. The Company has objected to the disclosure statement describing ABN's proposed bankruptcy plan of reorganization. The Company has also submitted a substantial claim in the proceeding for certain

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS (CONTINUED)

amounts, which the Company claims the Former Parent owes the Company. Because of the Former Parent's financial difficulties, it may be difficult for the Company to collect on these claims or any future liabilities of the Former Parent to the Company. The Company has not recorded any amounts in its financial statements related to the above claim.

8. 1998 STOCK INCENTIVE PLAN

Subsequent to the Offering Date, the Company adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan") for the purpose of granting various stock incentives to key employees. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the 1998 Plan. The total number of shares reserved for issuance under the 1998 Plan is 1,863,000 shares of common stock. Options to purchase 1,240,000 shares of common stock were outstanding under the Plan at December 31, 1999. Options to purchase an additional 180,000 shares of common stock were outstanding outside the Plan at December 31, 1999. The exercise price of options granted under the 1998 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 1998 Plan generally would become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. The terms of options granted outside the Plan are the same as the terms of the options granted under the Plan. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with the Company, unless otherwise determined by the Board of Directors; provided, however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested and may be exercised immediately.

A summary of the status of the Company's outstanding stock options as of December 31, 1999 and 1998 and changes during the years then ended follows:

                                                                  1999                        1998
                                                                  ----                        ----

                                                                        WEIGHTED                   WEIGHTED
                                                                        AVERAGE                    AVERAGE
                                                                        EXERCISE                   EXERCISE
                                                          SHARES         PRICE        SHARES        PRICE
                                                          ------         -----        ------        -----
Outstanding, beginning of year ...................         984,250       $8.50              --      $  --
     Granted .....................................       1,244,000        2.35         984,250       8.50
     Forfeited ...................................        (808,250)       8.31              --
                                                        ----------                  ----------
Outstanding, end of year .........................       1,420,000        3.22         984,250       8.50
                                                        ==========                  ==========
Options exercisable, year-end ....................          67,333        8.50              --       8.50
                                                        ==========                  ==========
Weighted average fair value of options granted
     during the year .............................      $     1.97                  $     6.19
                                                        ==========                  ==========

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

8. 1998 STOCK INCENTIVE PLAN (CONTINUED)

During 1999, the Company issued options to its newly appointed Chairman (175,000 shares at $2.50 per share), President (250,000 shares at $1.75 per share and 100,000 shares at $2.50 per share), Executive Vice President (150,000 shares at $2.75 per share) and Chief Financial Officer (100,000 shares at $2.50 per share) at exercise prices equal to the fair market value of the Company's common stock on the dates of the respective grants. Included in the outstanding options at December 31, 1998 were options to the Company's former Chairman and Chief Executive Officer (400,000), former President (200,000), former Vice President-Finance (40,000) and former Vice President of operations (40,000), all of which were canceled upon their resignations in 1999. Additionally, during 1998, the Company issued 45,000 options to members of its Board of Directors (which are reflected in the above table) at an exercise price of $8.50 per share, representing the fair market value of the Company's common stock on the grant date.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                     WEIGHTED-
                                                                      AVERAGE                 WEIGHTED-
                                                                     REMAINING                 AVERAGE
          RANGE OF                      NUMBER                      CONTRACTUAL                EXERCISE
       EXERCISE PRICES                OUTSTANDING                  LIFE (YEARS)                 PRICE
       ---------------                -----------                  ------------                 -----
       $1.75 to $8.50                  1,420,000                       9.23                    $ 3.22


The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's 1999 and 1998 net
(loss) income and basic and diluted net (loss) income per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           1999            1998
                                                         -------       ---------
Net (loss) income:
     As reported ..................................      $(1,075)      $   1,119
                                                         =======       =========
     Pro forma ....................................      $(2,295)      $     132
                                                         =======       =========
Basic and diluted net (loss) income per share:
     As reported ..................................      $ (0.08)      $    0.08
                                                         =======       =========
     Pro forma ....................................      $ (0.17)      $    0.01
                                                         =======       =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1999                1998
                                             --------------      --------------
Expected volatility ...................          71.25%              71.25%
Risk-free interest rate ...............      4.84% to 5.92%           5.48%
Dividend yield ........................            --                  --
Expected life .........................        7.5 years           7.5 years

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE PLANS -- Prior to the Offering Date, the Company participated in benefit plans of affiliates of its Former Parent, which provided certain postretirement health care and life insurance benefits for certain eligible employees. Under the terms of these plans, the Company's employees could become eligible for these benefits if they reached normal retirement age, with certain service requirements during the period in which the Company participated in those plans. The Company accrued the estimated cost of retiree benefit payments (other than pensions) during the years an employee provided services. The Former Parent's plans are not funded. Under the terms of the Employee Benefits Allocation Agreement (see Note 7), the Company is not responsible for the benefits to be provided to employees who retired from the Company prior to the Offering Date or who had qualified for such benefits as of the Offering Date. During the years ended December 31, 1998 and 1997, costs relating to these plans approximated $21,000 and $58,000, respectively. During 1999, the Company determined that it would not continue this plan for current employees. Included in selling and administrative expenses is approximately $0.4 million relating to the reversal of the unfunded obligation.

RETIREMENT PLANS -- Retirement benefits were provided by the Former Parent to eligible employees through the defined contribution retirement plan of the Former Parent; the aggregate contributions to such plan which have been charged to the Company's operations was approximately $0.2 million in each of the years ended 1998 and 1997, respectively. The Company continued to be a participating employer in this plan through September 30, 1999, at which time it implemented its own defined contribution plan. Contributions for the year ended December 31, 1999 aggregated $0.1 million.

Certain employees of the Company participate in an affiliate of the Former Parent's defined benefit pension plan. Benefits under the plan were frozen in 1992 and were based on years of service and average final compensation. The liability for benefits under this plan, which is substantially funded, is the responsibility of an affiliate of the Former Parent. The total pension expense relating to the Company's employees in the aggregate for 1998 and 1997 was less than $10,000.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

9. EMPLOYEE BENEFITS PLANS (CONTINUED)

In 1997, the Company participated in the Former Parent's noncontributory supplemental executive retirement plan ("SERP") for certain senior management employees of the Former Parent and its affiliates. Benefits under the noncontributory plan are based on years of service and average final compensation. The plan is unfunded. Following the Offering, the Company's participants ceased to be eligible for SERP benefits, accordingly, the Company's obligation under this plan ($56,000) was credited to Due from Former Parent and affiliates. The aggregate contribution to such plan which has been charged to operations was approximately $28,000 in 1997.

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

On January 20, 2000, the Former Parent announced in an SEC filing that it was advised by the U.S. Attorney's Office for the Southern District of New York that it is a target of an investigation relating to the revenue recognition issues involving the Company. In addition, the Former Parent announced that, in connection with the same issues, the staff of the SEC is prepared to recommend to the SEC that enforcement proceedings be commenced against the Former Parent in U.S. District Court seeking injunctive relief and monetary disgorgement. The Former Parent also announced that it was advised by counsel to Morris Weissman, its Chairman of the Board and Chief Executive Officer and the Company's former Chairman of the Board and Chief Executive Officer, that such counsel had received similar notification from the U.S. Attorney's Office for the Southern District of New York and the staff of the SEC with respect to Mr. Weissman.

LITIGATION -- A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and its auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. The

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company and certain other defendants have separately moved to dismiss the complaint. The Plaintiffs' discovery requests as well as their motion for class certification have been stayed pending resolution of the respective motions to dismiss. The Company has commenced settlement discussions with Plantiffs' counsel. Management of the Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of loss with respect thereto. In addition, the timing of the resolution of these proceedings is uncertain. The range of possible resolutions could include judgments against the Company or settlements that could require substantial payments by the Company, including costs of defending such suits, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

On February 14, 1997, James Rigby, Trustee in Bankruptcy for Holosonics, Inc., Holotron Corp., Meadow Games, Inc. and Fire Diamond, Inc. commenced an adversary proceeding in the United States Bankruptcy Court for the Western District of Washington at Seattle against International Banknote Company, Inc., the Former Parent and the Company. The complaint alleged that the defendants were indebted to the bankruptcy estate for royalty payments under a 1981 license and that the Company was liable for unpaid royalties for the period from January 1, 1990 through July 1992 in the amount of approximately $1.6 million, plus attorney's fees and interest on unpaid amounts. The defendants and Trustee entered into a settlement agreement which was approved by an order of the Bankruptcy Court on September 10, 1999, whereby the defendants agreed to pay the Trustee $150,000, all of which has been paid. The full amount of this settlement has been accrued at December 31, 1998.

In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against the Company, the Former Parent and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgment was entered on March 19, 1999 for $175,639, with attorney's fees still to be assessed. Such judgment was entered only against the Former Parent, which contended that the Company should contribute to the payment of the judgment. On February 2, 2000, the plaintiffs and defendants settled all claims, including attorney's fees, for $300,000, of which $110,000 has been paid through March 15, 2000, with the remaining $190,000 to be paid by March 31, 2000. The full amount of this settlement has been accrued at December 31, 1998.

On August 17, 1999, the Company commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted the Company's motion for summary judgment with respect to the claim. On March 15, 2000, the Company entered into a settlement agreement with the defendant under which the defendant paid $346,000 and the parties exchanged general releases of all claims. The Company also agreed that it will resume shipments under the May 1998 purchase order.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. Management of the Company does not believe that the agreement was breached, and is in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer. The Company has begun settlement negotiations with the customer and based on those settlement negotiations the Company reserved $775,000 during 1999 for a breach of contract claim relating to warranties.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1999 and 1998, accruals for litigation matters approximated $315,000 and $500,000, respectively. It is anticipated that the $315,000 accrual will be paid in 2000. The Company believes, based on information known at December 31, 1999, that anticipated probable costs of litigation matters as of December 31, 1999 have been adequately provided to the extent determinable.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Net rental expense was approximately $1.3 million for the year ended December 31, 1999 and $1.2 million for each of the years ended December 31, 1998 and 1997.

At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows: $1.1 million in 2000; $0.9 million in 2001; $0.9 million in 2002; $0.8 million in 2003; $0.8 million in 2004; and $1.9 million thereafter.

EMPLOYMENT AGREEMENTS -- In 1999, the Company entered into employment agreements with certain officers which provide for among other matters minimum compensation of approximately $658,000 in 2000 and $115,000 in 2001. The agreements also provide for discretionary bonuses. In connection with these agreements, the Company granted options to acquire 775,000 shares of its Common Stock at prices ranging from $1.75 to $2.75 per share, representing the fair market value of the Company's Common Stock on the dates of grant.

NEW YORK STOCK EXCHANGE DELISTING -- On August 3, 1999, the New York Stock Exchange suspended trading in the Company's Common Stock for failure by the Company to deliver its Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999 on a timely basis. Following the suspension, the New York Stock Exchange delisted the Company's Common Stock. The Company does not expect to resume trading on the New York Stock Exchange, but the Company intends to seek to have its security traded on another stock exchange or the National Association of Securities Dealers Automated Quotation System.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. OTHER

During 1999, the Audit Committee of the Company's Board of Directors commenced a special investigation into the events that resulted in the need to restate the Company's financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998. The costs of the special investigation and related restatement effort and legal defense approximated $3.5 million, net of insurance reimbursements of $0.6 million, and are included within selling and administrative expenses in the accompanying statements of operations.

                                                                     SCHEDULE II

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    ADDITIONS
                                                           ------------------------
                                               BALANCE,    CHARGED TO    CHARGED TO                   BALANCE,
                                               BEGINNING   COSTS AND        OTHER                       END
                DESCRIPTION                     OF YEAR     EXPENSES      ACCOUNTS       DEDUCTIONS   OF YEAR
                -----------                     -------     --------      --------       ----------   -------
                                                                       (IN THOUSANDS)
  Year ended December 31, 1999:
       Allowance for doubtful accounts
         (deducted from accounts
         receivable) .....................      $  131      $  342                        $   83(1)   $  390
                                                ======      ======                        ======      ======
       Allowance for obsolescence
         (deducted from inventory) .......      $2,756      $1,295                        $1,245      $2,806
                                                ======      ======                        ======      ======

  Year ended December 31, 1998:
       Allowance for doubtful accounts
         (deducted from accounts
         receivable) .....................      $  168      $  379                        $  416(1)   $  131
                                                ======      ======                        ======      ======
       Allowance for obsolescence
         (deducted from inventory) .......      $  467      $2,289                        $   --      $2,756
                                                ======      ======                        ======      ======

  Year ended December 31, 1997:
       Allowance for doubtful accounts
         (deducted from accounts
         receivable) .....................      $  245      $  732                        $  809(1)   $  168
                                                ======      ======                        ======      ======
       Allowance for obsolescence
         (deducted from inventory) .......      $  265      $  202                        $   --      $  467
                                                ======      ======                        ======      ======

----------

(1) Accounts deemed to be uncollectible, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN BANK NOTE HOLOGRAPHICS, INC.



                                By: /s/ Kenneth H. Traub
                                    --------------------------------------------
                                        Kenneth H. Traub
                                        President and Chief Executive Officer

March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                                  DATE
---------                                        -----                                  ----
/s/ Kenneth H. Traub            President, Chief Executive Officer and             March 30, 2000
------------------------        Director (Principal Executive Officer)
    KENNETH H. TRAUB


/s/ Alan Goldstein              Chief Financial Officer                            March 30, 2000
------------------------        (Principal Financial and
    ALAN GOLDSTEIN              Accounting Officer)


/s/ Salvatore F. D'Amato        Chairman of the Board                              March 30, 2000
------------------------
    SALVATORE F. D'AMATO


/s/ Stephen A. Benton           Director                                           March 30, 2000
------------------------
    STEPHEN A. BENTON


/s/ Fred J. Levin               Director                                           March 30, 2000
------------------------
    FRED J. LEVIN