Form 10-Q
period 2000-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-05-11
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission File Number 1-14227

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

 X  Yes     No
---     ---

The aggregate number of shares of common stock, $.01 par value, outstanding on May 10, 2000 was 13,636,000.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                             PAGE
                                                                              NO.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Condensed Balance Sheets as of
           March 31, 2000 and December 31, 1999 ...........................    3

        Unaudited Condensed Statements of Operations
           For the Three Months Ended March 31, 2000 and 1999 .............    4

        Unaudited Condensed Statement of Stockholders'
           Equity For the Three Months Ended March 31, 2000 ...............    5

        Unaudited Condensed Statements of Cash Flows
           For the Three Months Ended March 31, 2000 and 1999 .............    6

        Notes to Unaudited Condensed Financial Statements .................    7

Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..............   13

Item 3. Quantitative and Qualitative Disclosures
               About Market Risk ..........................................   17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   17

Item 6. Exhibits and Reports on Form 8-K ..................................   17

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS - UNAUDITED
(In thousands, except share data)


                                                                    March 31,     December 31,
                                                                       2000         1999
                                                                       ----         ----

                                    ASSETS

Current Assets:
  Cash and cash equivalents ..................................       $   219       $   266
  Accounts receivable, net of allowance for
   doubtful accounts of $224 and $390 ........................         2,764         3,224
  Inventories, net of allowances of
   $2,077 and $2,806 .........................................         3,154         2,915
  Deferred income taxes ......................................         2,106         2,143
  Prepaid expenses and other .................................           283           282
                                                                     -------       -------
    Total current assets .....................................         8,526         8,830
Machinery, equipment and leasehold
   improvements, net .........................................         5,138         5,195
Other assets .................................................           263           303
Excess of cost over net assets acquired, net of
  accumulated amortization of $2,350 and $2,264 ..............         8,011         8,097
                                                                     -------       -------

      Total Assets ...........................................       $21,938       $22,425
                                                                     =======       =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving credit ...........................................       $   102       $    74
  Current portion of notes payable ...........................            66           138
  Current portion of long-term debt ..........................           200           200
  Accounts payable ...........................................         2,055         2,494
  Accrued expenses ...........................................         3,071         3,266
  Customer advances ..........................................           499           607
                                                                     -------       -------
   Total current liabilities .................................         5,993         6,779
Long-term debt ...............................................           750           800
Other long-term liabilities ..................................            50            56
Deferred income taxes ........................................         1,455         1,335
                                                                     -------       -------
    Total Liabilities ........................................         8,248         8,970
                                                                     -------       -------

Commitments and Contingencies - Note E

Stockholders' Equity:
  Preferred Stock, authorized 5,000,000 shares;
   no shares issued or outstanding ...........................
  Common Stock, par value $.01 per share, authorized
   30,000,000 shares; issued and outstanding 13,636,000
   shares ....................................................           136           136
  Additional paid-in-capital .................................        11,627        11,627
  Retained earnings ..........................................         1,927         1,692
                                                                     -------       -------
    Total Stockholders' Equity ...............................        13,690        13,455
                                                                     -------       -------

      Total Liabilities and Stockholders' Equity .............       $21,938       $22,425
                                                                     =======       =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)


                                                       Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                      2000            1999
                                                     ------          ------
Revenue:
  Sales ......................................       $ 4,769        $ 5,232
  Royalty income .............................           142            141
                                                     -------        -------
                                                       4,911          5,373
Costs and expenses:
 Cost of goods sold ..........................         2,118          3,397
 Selling and administrative ..................         2,017          3,266
 Depreciation and amortization ...............           266            248
                                                     -------        -------
                                                       4,401          6,911
                                                     -------        -------

Operating income (loss) ......................           510         (1,538)


Other, net:

 Other income ................................            10             20
 Interest expense ............................          (128)          (587)
                                                     -------        -------
                                                        (118)          (567)
                                                     -------        -------

Income (loss) before taxes on income .........           392         (2,105)
Taxes on income (benefit) ....................           157           (653)
                                                     -------        -------

Net income (loss) ............................       $   235        $(1,452)
                                                     =======        =======


Net income (loss) per share, basic and diluted       $  0.02        $ (0.11)
                                                     =======        =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2000
(In thousands)

                                                       Common Stock
                                                  ------------------------        Additional
                                                                                    Paid-In          Retained
                                                  Shares            Amount          Capital          Earnings               Total
                                                  ------            ------          -------          --------               -----

Balance January 1, 2000.................           13,636           $136             $11,627          $1,692               $13,455

Net income..............................                                                                 235                   235
                                               ----------        -------          ----------          ------               -------
Balance March 31, 2000..................           13,636           $136             $11,627          $1,927               $13,690
                                               ==========        =======          ==========          ======               =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                               2000            1999
                                                               ----            ----

Cash flows from operating activities:

Net income (loss) ....................................       $   235        $(1,452)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization .....................           266            248
   Deferred income taxes .............................           157           (653)
   Deferred financing costs ..........................            12            450


Changes in operating assets and liabilities:
 Accounts receivable .................................           460             99
 Inventories .........................................          (239)            61
 Prepaid expenses and other ..........................            27            211
 Accounts payable, accrued expenses and other ........          (634)          (320)
 Customer advances ...................................          (108)          (178)
                                                             -------        -------

Net cash provided by (used in) operating activities ..           176         (1,534)
                                                             -------        -------

Cash flows from investing activities:
 Capital expenditures ................................          (123)           (53)
                                                             -------        -------

Net cash used in investing activities ................          (123)           (53)
                                                             -------        -------

Cash flows from financing activities:
 Revolving credit (repayment) borrowings, net ........            28         (2,495)
 Notes payable .......................................           (78)          (148)
 Long-term debt repayment ............................           (50)
                                                             -------        -------

Net cash used in financing activities ................          (100)        (2,643)
                                                             -------        -------

Decrease in cash and cash equivalents ................           (47)        (4,230)
Cash and cash equivalents - beginning of period ......           266          4,319
                                                             -------        -------

Cash and cash equivalents - end of period ............       $   219        $    89
                                                             =======        =======

Supplemental disclosure of cash payments for:
 Taxes ...............................................       $    20             --
                                                             =======        =======

 Interest ............................................       $   115        $   137
                                                             =======        =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the "Company") originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

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

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2000 and December 31, 1999 accounts receivable from this customer totaled $0.4 million and $0.5 million, respectively.

At March 31, 2000 and December 31, 1999, customer advances approximating $0.5 million and $0.6 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.4 million and $0.5 million, respectively) and for products shipped with the right of return ($0.1 million and $0.1 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 13,636,000 in each of the three months ended March 31, 2000 and 1999, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options). For the three months ended March 31, 2000 the diluted number of weighted average shares outstanding was 13,697,388. For the three months ended March 31, 1999 diluted earnings per share was the same as basic earnings per share because the effect of inclusion of stock options in the earnings per share calculation was antidilutive.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BUSINESS INFORMATION

Sales to MasterCard were approximately 32% and 12% of sales for the three months ended March 31, 2000 and 1999, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards were approximately 18% and 14% of sales for the three months ended March 31, 2000 and 1999, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At March 31, 2000 and December 31, 1999, accounts receivable from these customers approximated $0.3 million and $0.5 million, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                      March 31,    December 31,
                                                        2000          1999
                                                        ----          ----
   Finished goods .............................       $ 2,053        $ 3,498
   Finished goods on consignment with customers           173            228
   Work in process ............................         2,224          1,096
   Origination and cylinder costs .............            --            114
   Raw materials ..............................           781            785
                                                      -------        -------
                                                        5,231          5,721
   Less:  Reserve for obsolescence ............        (2,077)        (2,806)
                                                      -------        -------
                                                      $ 3,154        $ 2,915
                                                      =======        =======

NOTE C - LONG-TERM DEBT

On September 29, 1999, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank (as amended, the "Loan and Security Agreement"), maturing on September 29, 2004. The Loan and Security Agreement, which is secured by substantially all of the Company's assets, provides for borrowings in an aggregate amount up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Loan and Security Agreement bear interest at the lender's reference rate, as defined, plus 1.5%, (10.5% and 10% at March 31, 2000 and December 31, 1999, respectively) which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the Loan and Security Agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments. At March 31, 2000 and December 31, 1999, the Company had $102,000 and $74,000, respectively, outstanding on the revolving credit facility and $950,000 and $1.0 million, respectively, outstanding on the term loan which is payable in monthly installments of $16,667 beginning January 2000. At March 31, 2000 and December 31, 1999, respectively, no loans were outstanding on the capital expenditure line. In addition, the Company had $0.4 million and $0.3 million of availability under the revolving credit facility at March 31, 2000 and December 31, 1999, respectively.

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

In the first quarter of 1999 the Company wrote off unamortized deferred financing costs of approximately $0.5 million relating to its previous credit facility.

NOTE D - RELATED PARTY TRANSACTIONS

The Company and American Banknote Corporation (the "Former Parent") were related parties until April 4, 1999 at which time the Former Parent's Chairman and Chief Executive Officer resigned as the Company's Chairman and Chief Executive Officer. The Company had sales of $0.1 million in the three months ended March 31, 1999 to the Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the three months ended March 31, 1999.

In addition, the Company entered into a number of agreements with the Former Parent that require the Former Parent to indemnify the Company under certain circumstances.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The proposed plan seeks approval for a financial restructuring resulting in the cancellation of certain of the Former Parent's outstanding indebtedness in exchange for equity in the Former Parent as well as the amendment of the repayment terms of certain other outstanding indebtedness of the Former Parent. The proposed plan does not seek to affect the Former Parent's trade obligations or payables in the ordinary course. The Company has objected to the disclosure statement describing the Former Parent's proposed bankruptcy plan of reorganization. The Company has also submitted a substantial claim in the proceeding for certain amounts, which the Company claims the Former Parent owes the Company. Because of the Former Parent's financial difficulties, it may be difficult for the Company to collect on these claims or any future liabilities of the Former Parent to the Company. The Company has not recorded any amounts in its financial statements related to the above claim.

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

LITIGATION

A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and its auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. The Company has commenced settlement discussions with Plaintiffs' counsel. Management of the Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of loss with respect thereto. In addition, the timing of the resolution of these proceedings is uncertain. The range of possible resolutions could include judgments against the Company or settlements that could require substantial payments by the Company, including costs of defending such suits, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against the Company, the Former Parent and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgment was entered on March 19, 1999 for $175,639 with attorney's fees still to be assessed. Such judgment was entered only against the Former Parent, which contended that the Company should contribute to the payment of the judgment. On February 2, 2000, the plaintiffs and defendants settled all claims, including attorney's fees, for $300,000, which has been fully paid. The full amount of this settlement had been accrued at December 31, 1998.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

On August 17, 1999, the Company commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted the Company's motion for summary judgment with respect to the Company's claim. On March 15, 2000, the Company entered into a settlement agreement with the defendant under which the defendant paid $346,000 and the parties exchanged general releases of all claims. The Company also agreed to resume shipments under the May 1998 purchase order.

In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. Management of the Company does not believe that the agreement was breached, and is in discussions with this customer in an attempt to resolve this dispute amicably. There can be no assurance, however, that this matter will be resolved amicably, or that this dispute will not lead to litigation with the customer. The Company has begun settlement negotiations with the customer and based on those settlement negotiations the Company reserved $775,000 during the first quarter of 1999 for a breach of contract claim relating to warranties.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of March 31, 2000 and December 31, 1999, accruals for litigation matters approximated $190,000 and $315,000, respectively, which were fully paid by May 1, 2000. The Company believes, based on information known at March 31, 2000, that anticipated probable costs of litigation matters as of March 31, 2000 have been adequately provided to the extent determinable.

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

A significant portion of the Company's business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company's sales. Sales to MasterCard were approximately 32% and 12% of sales for the three months ended March 31, 2000 and 1999, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Beginning in January 2000, the Company has agreed to lower the selling price to MasterCard by approximately 12%. Such reduction will have a negative impact on the Company's sales and gross profits. Sales to manufacturers of VISA credit cards were approximately 18% and 14% of sales for the three months ended March 31, 2000 and 1999, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OVERVIEW (Continued)

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2000 and December 31, 1999, accounts receivable from this customer totaled $0.4 million and $0.5 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Sales may fluctuate from quarter to quarter due to changes in customers' ordering patterns. Customers do not typically provide the Company with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers' promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for the Company to anticipate.

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

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

Sales. Sales decreased by $0.4 million, or 8.8%, from $5.2 million for the three months ended March 31, 1999 to $4.8 million for the three months ended March 31, 2000. The decrease in sales was due to a reduction in sales of certain lower margin non credit card products partially offset by an increase in sales of security holograms for credit cards.

Royalty Income. Royalty income remained relatively unchanged.

Cost of Goods Sold. Cost of goods sold decreased by $1.3 million, from $3.4 million for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000. As a percentage of sales, cost of goods sold decreased from 64.9% in the three months ended March 31, 1999 to 44.4% for the same period in 2000. The decrease is primarily due to a decrease in obsolescence expense (4%), an increase in margins on the Company's sales mix (2%) and a decrease in an expense for a reserve for settlement of a breach of contract claim in the 1999 period, relating to warranties, by a customer in connection with a 1998 sale, which did not reoccur in the 2000 period (15%).

Selling and Administrative. Selling and administrative expenses decreased by $1.3 million, from $3.3 million for the three months ended March 31, 1999 to $2.0 million for the three months ended March 31, 2000. The decrease was primarily due to costs incurred related to the audit committee's investigation and related restatement efforts of $1.8 million, which did not reoccur in the 2000 period, and a decrease in bad debt expense of $0.1 million partially offset by an increase in sales expense of $0.2 million due to increases in travel and show expenses and an increase in professional fees of $0.4 million. As a percentage of sales, selling and administrative expenses decreased from 62.5% for the three months ended March 31, 1999 to 42.3% for the three months ended March 31, 2000.

Depreciation and Amortization. Depreciation and amortization increased from $248,000 for the three months ended March 31, 1999 to $266,000 for the three months ended March 31, 2000 as a result of the addition of certain machinery and equipment in 1999 and 2000.

Other Income.  Other income remained relatively unchanged.

Interest Expense. Interest expense decreased from $587,000 for the three months ended March 31, 1999 to $128,000 for the three months ended March 31, 2000 primarily as a result of the write-off of deferred financing costs, relating to the Company's previous credit facility, in the 1999 quarter.

Taxes on Income (Benefit). Taxes on income (benefit) are based on an estimated annual effective tax rate. Income taxes increased by $0.8 million, from $(0.6) million for the three months ended March 31, 1999 to $0.2 million for the three months ended March 31, 2000, as a result of having net income in the quarter ended March 31, 2000. A valuation allowance has not been recorded for the Company's deferred tax assets because management of the Company believes that the deferred tax assets are more likely than not to be recoverable.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $0.2 million in cash and cash equivalents and working capital of $2.5 million. At December 31, 1999, the Company had $0.3 million of cash and cash equivalents and working capital of $2.1 million. At March 31, 2000, the Company also had $0.4 million of availability under its revolving credit facility agreement, which was entered into on September 29, 1999. (See Note C of the Notes to Unaudited Condensed Financial Statements).

The Company's ability to borrow under the revolving credit portion of the revolving credit facility was evaluated under a Borrowing Base (as defined therein). Such Borrowing Base is a fixed percentage of eligible accounts receivable plus a fixed percentage of eligible raw material and finished goods inventory.

For the three months ended March 31, 2000, the Company's operating activities provided cash of $0.2 million compared to $1.5 million of cash used in operating activities in the same period in 1999, primarily as a result of increased net income and adjustments to reconcile net income to net cash provided by operating activities of $2.1 million, an increase in cash provided by accounts receivable of $0.3 million, and a decrease in cash used for customer advances of $0.1 million, partially offset by an increase in cash used for accounts payable, accrued expenses and other of $0.3 million, an increase in cash used for inventory of $0.3 million and a decrease in cash provided by prepaid expenses and other of $0.2 million.

Investing activities for the three months ended March 31, 2000 and 1999 used cash of $123,000 and $53,000, respectively, for capital expenditures.

Financing activities for the three months ended March 31, 2000 and 1999 used cash of $0.1 million and $2.6 million, respectively. The activity in 2000 was comprised of the net borrowings on the revolving credit facility and repayment of long term debt and notes payable aggregating $0.1 million. The activity in 1999 was comprised of repayment of the revolving credit facility and notes payable of $2.6 million.

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

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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


                              AMERICAN BANK NOTE
                              HOLOGRAPHICS, INC.

                              By: s/ Kenneth H. Traub
                              -----------------------
                              Kenneth H. Traub
                              President and Chief Executive Officer

                              By: s/ Alan Goldstein
                              ---------------------
                              Alan Goldstein
                              Vice President,
                              Chief Financial Officer and
                              Chief Accounting Officer

Date: May 11, 2000