Form 10-Q
period 2000-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-08-14
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The aggregate number of shares of common stock, $.01 par value, outstanding on August 10, 2000 was 17,023,720.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                       PAGE
                                                                                                        NO.
     PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets as of
                June 30, 2000 (Unaudited) and December 31, 1999................................          3

             Unaudited Condensed Statements of Operations
                For the Three and Six Months Ended June 30, 2000 and 1999......................          4

             Unaudited Condensed Statement of Stockholders'
                Equity For the Six Months Ended June 30, 2000..................................          5

             Unaudited Condensed Statements of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999................................          6

             Notes to Unaudited Condensed Financial Statements.................................          7

     Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................         11

     Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk..........................................................         14

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.................................................................         15

     Item 2. Changes in Securities.............................................................         15

     Item 6. Exhibits and Reports on Form 8-K..................................................         15

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)




                                                                             June 30,         December 31,
                                                                               2000               1999
                                                                           -----------       -------------
                                                                           (Unaudited)
                         ASSETS

Current Assets:
   Cash and cash equivalents.........................................       $  9,512            $   266
   Accounts receivable, net of allowance for
      doubtful accounts of $101 and $390.............................          2,561              3,224
   Inventories, net of allowances of $1,281 and $2,806...............          3,405              2,915
   Deferred income taxes.............................................          2,083              2,143
   Prepaid expenses and other........................................            176                282
                                                                            --------            -------
      Total current assets...........................................         17,737              8,830
Machinery, equipment and leasehold improvements, net.................          5,068              5,195
Other assets.........................................................            224                303
Excess of cost over net assets acquired, net of
   accumulated amortization of $2,436 and $2,264.....................          7,925              8,097
                                                                            --------            -------

      Total Assets...................................................       $ 30,954            $22,425
                                                                            ========            =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving credit..................................................       $    766           $     74
   Current portion of notes payable..................................             18                138
   Current portion of long-term debt.................................            900                200
   Accounts payable..................................................          1,916              2,494
   Accrued expenses..................................................          2,630              3,266
   Customer advances.................................................            212                607
                                                                            --------           --------
      Total current liabilities......................................          6,442              6,779
Long-term debt.......................................................                               800
Other long-term liabilities..........................................             46                 56
Deferred income taxes................................................          1,512              1,335
                                                                            --------           --------
      Total Liabilities..............................................          8,000              8,970
                                                                            --------           --------

Commitments and Contingencies - Note F

Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares;
      no shares issued or outstanding................................
   Common stock, par value $.01 per share, authorized
      30,000,000 shares; issued and outstanding 17,023,720 shares
      and 13,636,000 shares, respectively............................            170                136
   Additional paid-in-capital........................................         20,736             11,627
   Retained earnings.................................................          2,048              1,692
                                                                            --------           --------
      Total Stockholders' Equity.....................................         22,954             13,455
                                                                            --------           --------

Total Liabilities and Stockholders' Equity...........................      $  30,954            $22,425
                                                                           =========            =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)



                                                                 Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                            -------------------------  ------------------------
                                                                2000         1999          2000          1999
                                                            ------------ -----------   ------------  ----------
Revenue:
   Sales...........................................            $ 4,391      $ 5,743       $ 9,160      $ 10,975
   Royalty income..................................                 98          110           240           251
                                                               -------      -------       -------       -------
                                                                 4,489        5,853         9,400        11,226
Costs and expenses:
   Cost of goods sold..............................              2,210        2,462         4,328         5,859
   Selling and administrative......................              1,695        2,198         3,712         5,464
   Depreciation and amortization...................                256          247           522           495
                                                               -------      -------       -------       -------
                                                                 4,161        4,907         8,562        11,818
                                                               -------      -------       -------       -------

Operating income (loss)............................                328          946           838          (592)

Other, net:
   Other income....................................                  7           23            17            43
   Interest expense................................               (134)         (87)         (262)         (674)
                                                               -------      -------       -------       -------
                                                                  (127)         (64)         (245)         (631)
                                                               -------      -------       -------       -------

Income (loss) before taxes on income...............                201          882           593        (1,223)
Taxes on income (benefit)..........................                 80          273           237          (380)
                                                               -------      -------       -------       -------

Net income (loss)..................................            $   121      $   609       $   356       $  (843)
                                                               =======      =======       =======       =======


Net income (loss) per share, basic and diluted                 $  0.01      $  0.04       $  0.03       $ (0.06)
                                                               =======      =======       =======       =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2000
(In thousands)




                                                  Common Stock
                                         ------------------------------
                                                                          Additional
                                                                            Paid-In        Retained
                                             Shares          Amount         Capital        Earnings         Total
                                         --------------  --------------  -------------  --------------  ------------
Balance, January 1, 2000.........             13,636          $ 136        $ 11,627         $1,692        $ 13,455

Equity financing ................              3,388             34           9,109                          9,143

Net income.......................                                                              356             356
                                              ------          -----        --------         ------        --------

Balance, June 30, 2000...........             17,024          $ 170        $ 20,736         $2,048        $ 22,954
                                              ======          =====        ========         ======        ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)




                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                  ------------------------
                                                                                      2000         1999
                                                                                  -----------   ----------
Cash flows from operating activities:
   Net income (loss).......................................................          $  356       $  (843)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
         Depreciation and amortization.....................................             522           495
         Deferred income taxes.............................................             237          (380)
         Amortization of deferred financing costs..........................              24           453
         Changes in operating assets and liabilities:
         Accounts receivable...............................................             663           926
         Inventories.......................................................            (490)          759
         Prepaid expenses and other........................................             161           316
         Accounts payable, accrued expenses and other                                (1,214)       (1,336)
         Customer advances.................................................            (395)         (456)
                                                                                     ------       -------

Net cash used in operating activities......................................            (136)          (66)
                                                                                     ------       -------

Cash flows from investing activities:
   Capital expenditures....................................................            (223)         (108)
                                                                                     ------       -------

Net cash used in investing activities......................................            (223)         (108)
                                                                                     ------       -------

Cash flows from financing activities:
   Revolving credit borrowings (repayment), net............................             692        (3,593)
   Notes payable...........................................................            (130)         (297)
   Long-term debt repayment................................................            (100)
   Equity financing, net of costs..........................................           9,143
   Deferred financing costs................................................                           (61)
                                                                                     ------       -------

Net cash provided by (used in) financing activities........................           9,605        (3,951)
                                                                                     ------       -------

Increase (decrease) in cash and cash equivalents...........................           9,246        (4,125)
Cash and cash equivalents - beginning of period                                         266         4,319
                                                                                     ------       -------

Cash and cash equivalents - end of period..................................          $9,512       $   194
                                                                                     ======       =======

Supplemental disclosure of cash payments for:
   Taxes...................................................................          $   20       $     -
                                                                                     ======       =======

   Interest................................................................          $  121       $   221
                                                                                     ======       =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the "Company") originates, mass-produces, and markets holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company's audited financial statements included in the Company's filings made with the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of the interim period presented but are not necessarily indicative of the results that may be expected for a full year.

REVENUE RECOGNITION

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

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 2000 and December 31, 1999 accounts receivable from this customer totaled $0.3 million and $0.5 million, respectively.

At June 30, 2000 and December 31, 1999, customer advances approximating $0.2 million and $0.6 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.1 million and $0.5 million, respectively) and for products shipped with the right of return ($0.1 million and $0.1 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 13,673,228 and 13,654,614 in the three months and six months ended June 30, 2000, respectively. The basic weighted average number of shares outstanding were 13,636,000 in each of the three and six months ended June 30, 1999. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options). For the three months and six months ended June 30, 2000 the diluted number of weighted average shares outstanding was 13,803,297 and 13,676,749, respectively. For the three months ended June 30, 1999 the diluted number of weighted shares outstanding was 13,753,986. For the six months ended June 30, 1999 diluted earnings per share was the same as basic earnings per share because the effect of inclusion of stock options in the earnings per share calculation was antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 26% and 24% of sales for the six months ended June 30, 2000 and 1999, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards were approximately 19% and 18% of sales for the six months ended June 30, 2000 and 1999, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $0.5 million at both June 30, 2000 and December 31, 1999.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB will not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                                               June 30,          December 31,
                                                                                 2000                1999
                                                                              ----------        -------------
   Finished goods......................................................        $  2,304            $ 3,498
   Finished goods on consignment with customers........................             251                228
   Work in process.....................................................           1,500              1,096
   Origination and cylinder costs......................................               -                114
   Raw materials.......................................................             631                785
                                                                               --------            -------
                                                                                  4,686              5,721
   Less:  Reserve for obsolescence.....................................          (1,281)            (2,806)
                                                                               --------            -------
                                                                               $  3,405            $ 2,915
                                                                               ========            =======

During the six months ended June 30, 2000, the Company destroyed approximately $1.5 million of its obsolete inventory which was reserved for at December 31, 1999.

NOTE C - LONG-TERM DEBT

On September 29, 1999, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank (as amended, the "Loan and Security Agreement"), which matures on September 29, 2004. The Loan and Security Agreement, which is secured by substantially all of the Company's assets, provides for borrowings in an aggregate amount of up to $10.0 million (which may be increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Loan and Security Agreement bear interest at the lender's reference rate, as defined, plus 1.5%, (11.0% and 10.0% at June 30, 2000 and December 31, 1999,
respectively) which may decrease to 1.25%, 1.00%, or 0.5% under certain circumstances. Under the terms of the Loan and Security Agreement, the maximum amounts of the term and capital expenditure loans are approximately $1.0 million and $2.0 million, respectively, and are repayable in sixty equal monthly installments. At June 30, 2000 and December 31, 1999, the Company had $766,000 and $74,000, respectively, outstanding on the revolving credit facility and $900,000 and $1.0 million, respectively, outstanding on the term loan which is payable in monthly installments of $16,667 beginning January 2000. At June 30, 2000 and December 31, 1999, respectively, no loans were outstanding on the capital expenditure line.

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

The Company intends to repay all amounts outstanding on the revolving credit agreement and term loan in August 2000 and has accordingly reclassified the long-term portion of the term loan to current portion of long-term debt.

NOTE D - RELATED PARTY TRANSACTIONS

The Company and American Banknote Corporation (the "Former Parent") were related parties until April 4, 1999 at which time the Former Parent's Chairman and Chief Executive Officer resigned as the Company's Chairman and Chief Executive Officer. The Company had sales of $0.1 million in the period from January 1, 1999 through April 4, 1999 to the Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the period from January 1, 1999 through April 4, 1999.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization in federal bankruptcy court pursuant to Chapter 11 of the U.S. Bankruptcy Code. The proposed plan seeks approval for a financial restructuring resulting in the cancellation of certain of the Former Parent's outstanding indebtedness in exchange for equity in the Former Parent as well as the amendment of the repayment terms of certain other outstanding indebtedness of the Former Parent. The proposed plan does not seek to affect the Former
Parent's trade obligations or payables in the ordinary course. The Company has objected to the disclosure statement describing the Former Parent's proposed bankruptcy plan of reorganization. The Company has also submitted a substantial claim in the proceeding for certain amounts, which the Company claims the Former Parent owes the Company. On June 28, 2000, the Company reached an agreement in principle with the Former Parent to exchange mutual, general releases from any obligations each may have to the other pursuant to the separation agreement between the Company and the Former Parent, dated July 20, 1998 and all sums allegedly owing by each of the Company and the Former Parent and its affiliates, to each other. The agreement is subject to the execution of definitive agreements, approval of the Court in the shareholder litigation (See Note F below) and the federal bankruptcy court. The agreement also provides that (i) the Company will receive 25,000 shares of stock in the reorganized Former Parent, (ii) the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities, and (iii) the Company will withdraw its claim against the Former Parent in the Bankruptcy case and will not object to the Former Parent's plan of reorganization.

NOTE E - STOCKHOLDERS' EQUITY

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane'). Under the Agreement the Company sold 3,387,720 shares of the Company's common stock for an aggregate purchase price of $9,316,230. (See "Liquidity and Capital Resources" section in this quarterly report on Form 10-Q)

NOTE F - COMMITMENTS AND CONTINGENCIES

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

LITIGATION

A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of its initial public offering and its previous auditors, has been filed in the United States District Court for the Southern District of New York. The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's common stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. On June 28, 2000, the Company and certain other defendants reached agreements in principle, to settle with the plaintiffs all of the claims against it, the Former Parent, certain former officers and directors of the Company, certain current and former officers and directors of the Former Parent and certain other defendants. The agreements are subject to the execution of a definitive settlement agreement and the approval of the Court as well as the approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending. Under the proposed settlement the insurance carrier for the Company and the Former Parent will pay $12,500,000 and the Company will issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The warrants will be exercisable for a 30 month period commencing with final settlement approval by the Court. The Former Parent will also issue and distribute certain of its securities as part of the settlement. If the settlement is approved by the Court, the Company will record a charge to its statement of operations in the period that the Court approves the final settlement. Such charge will be comprised of the cost of the Company's common stock issued at the closing price of the stock on the day of final settlement and the value of the warrants issued .

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

On August 17, 1999, the Company commenced an action in the Supreme Court of the State of New York, County of Westchester, seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. The defendant removed the action to the United States District Court for the Southern District of New York. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted the Company's motion for summary judgment with respect to the Company's claim. On March 15, 2000, the Company entered into a settlement agreement with the defendant under which the defendant paid the Company $346,000 and the parties exchanged general releases of all claims. The Company also agreed to resume shipments under the May 1998 purchase order.

In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. On May 29, 2000, the Company entered into a settlement agreement with the customer under which the Company will provide a product credit which the customer may apply against future invoices on certain products sold to it by the Company. The parties also exchanged general releases of all claims. The Company recorded a $775,000 warranty reserve during the first quarter of 1999, in regard to this matter, which the Company considers to be a reasonable estimate of the cost of the settlement.

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

A significant portion of the Company's business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company's sales. Sales to MasterCard were approximately 26% and 24% of sales for the six months ended June 30, 2000 and 1999, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Sales to manufacturers of VISA credit cards were approximately 19% and 18% of sales for the six months ended June 30, 2000 and 1999, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 2000 and December 31, 1999, accounts receivable from this customer totaled $0.3 million and $0.5 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

Sales. Sales decreased by $1.3 million, or 23.5%, from $5.7 million for the three months ended June 30, 1999 to $4.4 million for the three months ended June 30, 2000. The decrease in sales was due to a decrease in sales of security holograms for credit cards of $0.7 million and a decrease in sales of certain non credit card security holograms of $0.6 million.

Royalty Income. Royalty income decreased from $110,000 for the three months ended June 30, 1999 to $98,000 for the three months ended June 30, 2000 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold decreased by $0.3 million, from $2.5 million for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000. As a percentage of sales, cost of goods sold increased from 42.9% in the three months ended June 30, 1999 to 50.3% for the same period in 2000. The increase is primarily due to a decrease in margins on the Company's sales mix (6%), an increase in origination costs incurred due to lower sales volumes (3%) and an increase of research and development costs (2%) offset by a decrease in obsolescence expense of (4%).

Selling and Administrative. Selling and administrative expenses decreased by $0.5 million, from $2.2 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000. The decrease was primarily due to costs incurred related to the audit committee's investigation and related restatement efforts of $0.3 million, which did not reoccur in the 2000 period, and a decrease in bad debt expense of $0.2 million.

Depreciation and Amortization. Depreciation and amortization increased from $247,000 for the three months ended June 30, 1999 to $256,000 for the three months ended June 30, 2000 as a result of the addition of certain machinery and equipment in 1999 and 2000.

Interest Expense. Interest expense increased from $87,000 for the three months ended June 30, 1999 to $134,000 for the three months ended June 30, 2000 primarily as a result of a higher effective interest rate on the Company's credit facility.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

Sales. Sales decreased by $1.8 million, or 16.5%, from $11.0 million for the six months ended June 30, 1999 to $9.2 million for the six months ended June 30, 2000. The decrease was due to a decrease in sales of security holograms for credit cards of $0.6 million and a decrease in sales of certain non credit card security holograms of $1.3 million.

Royalty Income. Royalty income decreased from $251,000 for the three months ended June 30, 1999 to $240,000 for the three months ended June 30, 2000 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold decreased by $1.5 million, from $5.8 million for the six months ended June 30, 1999 to $4.3 million for the six months ended June 30, 2000. As a percentage of sales, cost of goods sold decreased from 53.4% in the six months ended June 30, 1999 to 47.2% for the same period in 2000. The decrease was primarily due to a reserve for settlement of a breach of contract claim in the 1999 period, relating to warranties, by a customer in connection with a 1998 sale, which did not reoccur in the 2000 period.

Selling and Administrative. Selling and administrative expenses decreased by $1.8 million, from $5.5 million for the six months ended June 30, 1999 to $3.7 million for the six months ended June 30, 2000. The decrease was primarily due to costs incurred related to the audit committee investigation and related restatement efforts of $2.1 million, which did not reoccur in the 2000 period, and a decrease in bad debt expense of $0.2 million offset by an increase in professional fees of $0.3 million and increases in other selling and administrative expenses of $0.2 million.

Depreciation and Amortization. Depreciation and amortization increased from $495,000 for the six months ended June 30, 1999 to $522,000 for the same period in 2000 as a result of the addition of certain machinery and equipment in 1999 and 2000.

Interest Expense. Interest expense decreased from $674,000 for the six months ended June 30, 1999 to $262,000 for the six months ended June 30, 2000 primarily as a result of the write-off of the deferred financing costs associated with the former revolving credit facility in the 1999 period as a result of the amendment to such credit facility in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $9.5 million in cash and cash equivalents and working capital of $11.3 million. The cash balance includes $9.3 million of cash generated by the equity investment in the Company by Crane & Co., Inc. on June 30, 2000.

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230.

The Agreement also provides that the Board of Directors of the Company and the audit committee of the Board of Directors each be expanded by one position, which is to be taken by a representative of Crane.

Under the Agreement, Crane has the right to purchase its proportionate share of any new issuance of the Company's securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company's common stock at a price of $3.35 per share.

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of the outstanding securities of the Company. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of the Company during a tender or exchange offer if such offer is opposed by the Company's Board of Directors.

The Company's operating activities used cash of $0.1 million for each of the six months ended June 30, 2000 and 1999. Cash flows provided by net income (loss) and adjustments to reconcile net income (loss) to net cash used in operating activities increased $1.4 million in the six months ended June 30, 2000 from the comparable period in 1999, primarily due to an increase in net income. Cash flows resulting from changes in operating assets and liabilities decreased by $1.5 million in the six months ended June 30, 2000 from the six months ended June 30, 1999 due to decreases in cash provided by accounts receivable, inventories and prepaid expenses of $1.7 million offset by decreases in cash used by accounts payable, accrued expenses and customer advances of $0.2 million.

Investing activities for the six months ended June 30, 2000 and 1999 used cash of $223,000 and $108,000, respectively, for capital expenditures.

Financing activities for the six months ended June 30, 2000 provided cash of $9.6 million. The activity in 2000 was comprised of the net borrowings on the revolving credit facility and repayment of long term debt and notes payable aggregating $0.5 million and equity financing of $9.1 million, net of related costs, discussed above. Financing activities for the six months ended June 30, 1999 used cash of $4.0 million, which was comprised primarily of repayment of the revolving credit facility and notes payable.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the discussion under the caption "Commitments and Contingencies" in Note F to Notes to Unaudited Condensed Financial Statements in this quarterly report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES

On June 29, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Pursuant to the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. The common stock issued to Crane was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration set forth in Section 4 (2) of such act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10. Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000.

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

              The Company filed a Form 8-K dated August 7, 2000, with respect to the replacement of its existing auditors with Arthur Andersen LLP.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN BANK NOTE
                                       HOLOGRAPHICS, INC.


                                       By: /s/ Kenneth H. Traub

                                       -------------------------------------
                                       Kenneth H. Traub
                                       President and Chief Executive Officer

                                       By: /s/ Alan Goldstein

                                       ---------------------------
                                       Alan Goldstein
                                       Vice President,
                                       Chief Financial Officer and
                                       Chief Accounting Officer


Date: August 14, 2000