Form 10-Q
period 2000-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2000-11-13
CIK 1052489

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The aggregate number of shares of common stock, $.01 par value, outstanding on November 10, 2000 was 17,023,720.

                    AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                  FORM 10-Q

                                    INDEX

                                                                                  PAGE
                                                                                   NO.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets as of
           September 30, 2000 (Unaudited) and December 31, 1999...............      3

        Unaudited Condensed Statements of Operations
           For the Three and Nine Months Ended September 30, 2000 and 1999....      4

        Unaudited Condensed Statement of Stockholders'
           Equity For the Nine Months Ended September 30, 2000................      5

        Unaudited Condensed Statements of Cash Flows
           For the Nine Months Ended September 30, 2000 and 1999..............      6

        Notes to Unaudited Condensed Financial Statements.....................      7

Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................     11

Item 3. Quantitative and Qualitative Disclosures
               About Market Risk..............................................     14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................     15

Item 4. Submission of Matters to a Vote of Securities Holders.................     15

Item 6. Exhibits and Reports on Form 8-K......................................     15

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)



                                                                          September 30,    December 31,
                                                                               2000            1999
                                                                          --------------  -------------
                                                                           (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents.........................................         $   6,636      $    266
   Accounts receivable, net of allowance for
      doubtful accounts of $45 and $390..............................             4,084         3,224
   Inventories, net of allowances of $849 and $2,806.................             3,518         2,915
   Deferred income taxes.............................................             2,013         2,143
   Prepaid expenses and other........................................               544           282
                                                                              ---------      --------
      Total current assets...........................................            16,795         8,830
Machinery, equipment and leasehold improvements, net of
   accumulated depreciation and amortization of $7,513 and $7,115....             5,006         5,195
Other assets.........................................................                14           303
Excess of cost over net assets acquired, net of
   accumulated amortization of $2,522 and $2,264.....................             7,839         8,097
                                                                              ---------      --------

      Total Assets...................................................         $  29,654      $ 22,425
                                                                              =========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving credit..................................................         $       -      $     74
   Current portion of notes payable..................................                19           138
   Current portion of long-term debt.................................                 -           200
   Accounts payable..................................................             1,661         2,494
   Accrued expenses..................................................             3,149         3,266
   Customer advances.................................................               197           607
                                                                              ---------       -------
      Total current liabilities......................................             5,026         6,779
Long-term debt.......................................................                 -           800
Other long-term liabilities..........................................                41            56
Deferred income taxes................................................             1,518         1,335
                                                                              ---------       -------
      Total Liabilities..............................................             6,585         8,970
                                                                              ---------       -------

Commitments and Contingencies - Note F

Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares;
      no shares issued or outstanding................................                 -             -
   Common stock, par value $.01 per share, authorized
      30,000,000 shares; issued and outstanding 17,023,720 shares
      and 13,636,000 shares, respectively............................               170           136
   Additional paid-in-capital........................................            20,736        11,627
   Retained earnings.................................................             2,163         1,692
                                                                              ---------       -------
      Total Stockholders' Equity.....................................            23,069        13,455
                                                                              ---------       -------

Total Liabilities and Stockholders' Equity...........................         $  29,654      $ 22,425
                                                                              =========      ========

            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)



                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                            -------------------------- ------------------------
                                                                2000         1999          2000          1999
                                                            ------------ ------------  ------------  ----------
Revenue:
   Sales...........................................            $ 4,501      $ 5,487     $  13,661      $ 16,462
   Royalty income..................................                 92          174           332           425
                                                               -------      -------       -------       -------
                                                                 4,593        5,661        13,993        16,887
Costs and expenses:
   Cost of goods sold..............................              1,936        2,560         6,264         8,419
   Selling and administrative......................              1,827        3,214         5,539         8,678
   Depreciation and amortization...................                271          248           793           743
                                                               -------      -------       -------       -------
                                                                 4,034        6,022        12,596        17,840
                                                               -------      -------       -------       -------

Operating income (loss)............................                559         (361)        1,397          (953)

Other, net:
   Other income....................................                109            3           126            46
   Interest expense................................               (477)        (228)         (739)         (902)
                                                               -------      -------       -------       -------
                                                                  (368)        (225)         (613)         (856)
                                                               -------      -------       -------       -------

Income (loss) before taxes on income...............                191         (586)          784        (1,809)
Taxes on income (benefit)..........................                 76         (181)          313          (561)
                                                               -------      -------       -------       -------

Net income (loss)..................................            $   115      $  (405)      $   471       $(1,248)
                                                               =======      =======       =======       =======


Net income (loss) per share, basic and diluted                 $  0.01      $ (0.03)      $  0.03       $ (0.09)
                                                               =======      =======       =======       =======

            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands)

                                              Common Stock
                                     ------------------------------   Additional
                                                                        Paid-In        Retained
                                         Shares          Amount         Capital        Earnings       Total
                                     --------------  -------------- --------------  -------------- ------------
Balance, January 1, 2000.........         13,636          $ 136       $  11,627         $1,692        $ 13,455

Equity financing ................          3,388             34           9,109              -           9,143

Net income.......................              -              -               -            471             471
                                          ------          -----        --------         ------        --------

Balance, September 30, 2000......         17,024          $ 170       $  20,736         $2,163        $ 23,069
                                          ======          =====       =========         ======        ========

            See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ----------------------
                                                                                      2000          1999
                                                                                    --------      --------
Cash flows from operating activities:
   Net income (loss).......................................................          $  471       $(1,248)
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
         Depreciation and amortization.....................................             793           743
         Deferred income taxes.............................................             313          (561)
         Amortization of deferred financing costs..........................             235           614
         Changes in operating assets and liabilities:
         Accounts receivable...............................................            (860)        1,499
         Inventories.......................................................            (603)        1,877
         Prepaid expenses and other........................................            (208)           56
         Accounts payable, accrued expenses and other......................            (950)       (1,443)
         Customer advances.................................................            (410)         (818)
                                                                                     ------       -------

Net cash (used in) provided by operating activities........................          (1,219)          719
                                                                                     ------       -------

Cash flows from investing activities:
   Capital expenditures....................................................            (346)         (322)
                                                                                     ------       -------

Net cash used in investing activities......................................            (346)         (322)
                                                                                     ------       -------

Cash flows from financing activities:
   Revolving credit (repayment), net.......................................             (74)       (4,275)
   Notes payable...........................................................            (134)         (106)
   Long-term debt (repayment) borrowings...................................          (1,000)        1,000
   Equity financing, net of costs..........................................           9,143             -
   Deferred financing costs................................................               -          (305)
                                                                                     ------       -------

Net cash provided by (used in) financing activities........................           7,935        (3,686)
                                                                                     ------       -------

Increase (decrease) in cash and cash equivalents...........................           6,370        (3,289)
Cash and cash equivalents - beginning of period                                         266         4,319
                                                                                     ------       -------

Cash and cash equivalents - end of period..................................          $6,636       $ 1,030
                                                                                     ======       =======

Supplemental disclosure of cash payments for:
   Taxes...................................................................          $   20       $     -
                                                                                     ======       =======

   Interest................................................................          $  504       $   288
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

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 2000 and December 31, 1999 accounts receivable from this customer totaled $1.0 million and $0.5 million, respectively.

At September 30, 2000 and December 31, 1999, customer advances approximating $0.2 million and $0.6 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.2 million and $0.5 million, respectively) and for products shipped with the right of return (none and $0.1 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 17,023,720 and 14,785,846 in the three months and nine months ended September 30, 2000, respectively. The basic weighted average number of shares outstanding were 13,636,000 in each of the three and nine months ended September 30, 1999. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options). For the three months and nine months ended September 30, 2000 the diluted number of weighted average shares outstanding was 17,072,852 and 14,787,266, respectively. For the three and nine months ended September 30, 1999 diluted earnings per share were the same as basic earnings per share because the effect of inclusion of stock options in the earnings per share calculation was antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 28% and 25% of sales for the nine months ended September 30, 2000 and 1999, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards were approximately 21% and 17% of sales for the nine months ended September 30, 2000 and 1999, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $0.6 million and $0.5 million at September 30, 2000 and December 31, 1999, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

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

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                                              September 30,      December 31,
                                                                                   2000              1999
                                                                              --------------    -------------
                                                                               (Unaudited)
   Finished goods......................................................        $    1,964          $ 3,498
   Finished goods on consignment with customers........................               239              228
   Work in process.....................................................             1,549            1,096
   Origination and cylinder costs......................................                 -              114
   Raw materials.......................................................               615              785
                                                                               ----------          -------
                                                                                    4,367            5,721
   Less:  Reserve for obsolescence.....................................              (849)          (2,806)
                                                                               ----------          -------
                                                                               $    3,518          $ 2,915
                                                                               ==========          =======

During the nine months ended September 30, 2000, the Company destroyed approximately $1.5 million of its obsolete inventory which was reserved for at December 31, 1999.

NOTE C - LONG-TERM DEBT

On August 23, 2000, the Company repaid all amounts outstanding under the Loan and Security Agreement dated as of September 29, 1999 between the Company and Foothill Capital Corporation (as amended, the "Foothill Loan"). The payment included outstanding principal on the revolving credit agreement of $100,000, interest of $81,000, an early termination fee of $100,000 and a deposit of $10,000. In connection with the debt repayment the Company wrote off $206,000 in unamortized deferred financing cost related to such loans.

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

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the federal Bankruptcy Code. On November 3, 2000, the bankruptcy court confirmed the Former Parent's Chapter 11 plan. In connection with negotiations on the Chapter 11 plan, the Company reached an agreement with the Former Parent to exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between the Company and the Former Parent, dated July 20, 1998, and all sums allegedly owing by each of the Company and Former Parent, and its affiliates, to each other. At September 30, 2000, the Company had accounts payable and accrued expenses of $0.5 million owed to the Former Parent. The agreement also provides that (i) the Company will receive 25,000 shares of stock of the reorganized Former Parent, (ii) the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities and
(iii) the Company will withdraw its claim against the Former Parent in the Chapter 11 case. The above described settlement between the Company and the Former Parent was made a part of the Chapter 11 plan which the bankruptcy court approved on November 3, 2000. All of the foregoing is subject to the approval of the U.S. District Court in which the class action litigation is pending (see Note F - Commitments and Contingencies).

NOTE E - STOCKHOLDERS' EQUITY

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. (See "Liquidity and Capital Resources" section in this quarterly report on Form 10-Q).

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

LITIGATION

A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of its initial public offering and its previous auditors, has been filed in the United States District Court for the Southern District of New York (the "Court"). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's common stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the preliminary approval of the Court in October 2000, but remains subject to the final approval of the Court. On December 15, 2000, the Court is scheduled to hold a hearing to consider whether the settlement agreement should receive final approval. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for the Company and the Former Parent will pay $12,500,000, the previous auditors will pay $2,350,000 and the Company will issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The warrants will be exercisable for a 30 month period commencing with final settlement approval by the Court. The Former Parent will also issue and distribute certain of its securities as part of the settlement. If the settlement is approved by the Court, the Company will record a charge to its statement of operations in the period that the Court approves the final settlement. Such charge will be comprised of the cost of the Company's common stock issued at the closing price of the stock on the day of final settlement and the value of the warrants issued.

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

INSURANCE REIMBURSEMENT

In the third quarter of 2000, the Company's insurance carriers agreed to pay $750,000 to the Company as a product liability reimbursement for a previously reserved warranty expense.

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

A significant portion of the Company's business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company's sales. Sales to MasterCard were approximately 28% and 25% of sales for the nine months ended September 30, 2000 and 1999, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. Sales to manufacturers of VISA credit cards were approximately 21% and 17% of sales for the nine months ended September 30, 2000 and 1999, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 2000 and December 31, 1999, accounts receivable from this customer totaled $1.0 million and $0.5 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales. Sales decreased by $1.0 million, or 18.0%, from $5.5 million for the three months ended September 30, 1999 to $4.5 million for the three months ended September 30, 2000. The decrease in sales was due to a decrease in sales of security holograms for credit cards of $0.4 million and a decrease in sales of certain non credit card security holograms of $0.6 million.

Royalty Income. Royalty income decreased from $174,000 for the three months ended September 30, 1999 to $92,000 for the three months ended September 30, 2000 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold decreased by $0.6 million, from $2.5 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. As a percentage of sales, cost of goods sold decreased from 46.7% in the three months ended September 30, 1999 to 43.0% for the same period in 2000. The decrease is primarily due to a decrease in obsolescence expense (4%) and an accrued product liability insurance settlement for a previously reserved warranty expense (16%), offset by an increase in the Company's sales mix (10%) and an increase in origination costs incurred (6%).

Selling and Administrative. Selling and administrative expenses decreased by $1.4 million, from $3.2 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000. The decrease was primarily due to costs incurred related to the audit committee's investigation and related restatement efforts of $1.0 million, which did not reoccur in the 2000 period, a decrease in bad debt expense of $0.6 million and an insurance reimbursement of $0.2 million related to costs incurred for the audit committee's investigation in 1999, offset partially by increases in other selling and administrative salaries and benefits of $0.2 million, legal and professional fees of $0.1 million and other administrative expenses of $0.1 million.

Depreciation and Amortization. Depreciation and amortization increased from $248,000 for the three months ended September 30, 1999 to $271,000 for the three months ended September 30, 2000 as a result of the addition of new computer equipment and software.

Interest Expense. Interest expense increased from $228,000 for the three months ended September 30, 1999 to $477,000 for the three months ended September 30, 2000 primarily as a result of the write off of deferred financing costs associated with the Foothill Loan of $0.2 million and the early payment fee associated with the Foothill Loan of $0.1 million.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales. Sales decreased by $2.8 million, or 17.0%, from $16.5 million for the nine months ended September 30, 1999 to $13.7 million for the nine months ended September 30, 2000. The decrease was due to a decrease in sales of security holograms for credit cards of $0.9 million and a decrease in sales of certain non credit card security holograms of $1.9 million.

Royalty Income. Royalty income decreased from $425,000 for the nine months ended September 30, 1999 to $332,000 for the nine months ended September 30, 2000 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold decreased by $2.1 million, from $8.4 million for the nine months ended September 30, 1999 to $6.3 million for the nine months ended September 30, 2000. As a percentage of sales, cost of goods sold decreased from 51.1% in the nine months ended September 30, 1999 to 45.9% for the same period in 2000. The decrease was primarily due to a reserve for settlement of a breach of contract claim in the 1999 period, relating to warranties, by a customer in connection with a 1998 sale, which did not reoccur in the 2000 period (5%), an accrued product liability insurance settlement for a previously reserved warranty expense (5%) and a decrease in obsolescence expense (3%), offset partially by an increase in the Company's sales mix (5%) and an increase in origination costs incurred (3%).

Selling and Administrative. Selling and administrative expenses decreased by $3.1 million, from $8.7 million for the nine months ended September 30, 1999 to $5.6 million for the nine months ended September 30, 2000. The decrease was primarily due to costs incurred related to the audit committee investigation and related restatement efforts of $3.1 million, which did not reoccur in the 2000 period and a decrease in bad debt expense of $0.9 million, offset partially by increases in selling salaries and benefits of $0.2 million, other selling expenses of $0.1 million, administrative salaries and benefits of $0.1 million, accounting fees of $0.4 million and other professional fees of $0.1 million.

Depreciation and Amortization. Depreciation and amortization increased from $743,000 for the nine months ended September 30, 1999 to $793,000 for the same period in 2000 as a result of a new computer equipment and software.

Interest Expense. Interest expense decreased from $902,000 for the nine months ended September 30, 1999 to $739,000 for the nine months ended September 30, 2000 primarily as a result of larger write-offs of deferred financing costs associated with the former revolving credit facility in the 1999 period than with the write-offs of deferred financing costs and other costs associated with the repayment of the Foothill Loan on August 23, 2000.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $6.6 million in cash and cash equivalents and working capital of $11.8 million. The cash balance includes the proceeds generated by the equity investment in the Company by Crane & Co., Inc. on June 30, 2000, net of the repayment of the Foothill Loan.

On August 23, 2000, the Company terminated and repaid all outstanding amounts under the Foothill Loan. The Foothill Loan, which had a maturity date of September 29, 2004 and was secured by substantially all of the Company's assets, provided for borrowings in an aggregate amount of up to $10.0 million (which could have been increased to $15.0 million with the consent of the parties), subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Foothill Loan bore interest at the Lender's reference rate, as defined, plus 1.5%, which might have decreased to 1.25%, 1.00%, or 0.5% under certain circumstances. The Foothill Loan contained restrictive covenants customary for credit facilities of a similar nature as well as specific financial covenants and ratios. At June 30, 2000 and December 31, 1999, the Company had $766,000 and $74,000, respectively, outstanding on the revolving credit facility and $900,000 and $1.0 million, respectively, outstanding on the term loan which was payable in monthly installments of $16,667 beginning January 2000. At June 30, 2000 and December 31, 1999, respectively, no loans were outstanding on the capital expenditure line.

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

The Company's operating activities used cash of $1.2 million for the nine months ended September 30, 2000, compared to provided cash of $0.7 million for the nine months ended September 30, 1999. Cash flows provided by net income
(loss) and adjustments to reconcile net income (loss) to net cash used in operating activities increased $2.3 million in the nine months ended September 30, 2000 from the comparable period in 1999, primarily due to an increase in net income. Cash flows resulting from changes in operating assets and liabilities decreased by $4.2 million in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 due to decreases in cash provided by accounts receivable, inventories and prepaid expenses of $5.1 million offset partially by decreases in cash used by accounts payable, accrued expenses and customer advances of $0.9 million.

Investing activities for the nine months ended September 30, 2000 and 1999 used cash of $346,000 and $322,000, respectively, for capital expenditures.

Financing activities for the nine months ended September 30, 2000 provided cash of $7.9 million. The activity in 2000 was comprised of the repayment of the revolving credit facility, long term debt and notes payable aggregating $1.2 million and equity financing of $9.1 million, net of related costs, discussed above. Financing activities for the nine months ended September 30, 1999 used cash of $3.7 million, which was comprised primarily of repayment of the long term debt and notes payable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 12, 2000, the Company held its annual meeting of stockholders. For more information on the following proposals, refer to the Company's proxy statement dated August 11, 2000, the relevant portions of which are incorporated herein by reference.

     1. The stockholders elected each of the five nominees to the Company's Board of Directors who will serve until the 2001 annual meeting of stockholders or until their successors are elected and qualified:

                        Director                  For            Withheld
               -------------------------    ---------------   -------------
               Kenneth H. Traub                15,884,928         33,130
               Salvatore F. D'Amato            15,884,928         33,130
               Stephen A. Benton               15,884,928         33,130
               Fred J. Levin                   15,884,928         33,130
               Douglas A. Crane                15,884,928         33,130

     2.  The stockholders approved the adoption of the 2000 Stock Incentive
         Plan:

               For                           15,546,603
               Against                          333,335
               Abstain                           38,120
               Broker No Vote                         0
                                            -----------
               TOTAL                         15,918,058
                                             ==========

     3. The Stockholders ratified the selection of Arthur Andersen LLP as the independent auditors of the Company:

               For                           15,869,543
               Against                           41,015
               Abstain                            7,500
               Broker No Vote                         0
                                            -----------
               TOTAL                         15,918,058
                                             ==========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     22 The Company's Proxy Statement dated August 11, 2000, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

     27  Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K dated August 7, 2000, with respect to the replacement of its existing auditors with Arthur Andersen LLP.

     The Company filed a Form 8-K/A dated August 16, 2000, with respect to the replacement of its existing auditors with Arthur Andersen LLP.

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

                                         AMERICAN BANK NOTE
                                         HOLOGRAPHICS, INC.

                                         By: s/ Kenneth H. Traub
                                         -------------------------------------
                                         Kenneth H. Traub
                                         President and Chief Executive Officer

                                         By: s/ Alan Goldstein
                                         -----------------------------
                                         Alan Goldstein
                                         Vice President,
                                         Chief Financial Officer and
                                         Chief Accounting Officer

Date: November, 2000