Form 10-K
period 2000-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2001-04-02
CIK 1052489

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

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

                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock, $.01 par value, held by non-affiliates of the registrant on March 23, 2001 was $27,474,178.

         The aggregate number of shares of common stock, $.01 par value, outstanding on March 15, 2001 was 17,388,720.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.


                                 2000 Form 10-K


                                TABLE OF CONTENTS




Part I

Item 1.           Business........................................................................................3
Item 2.           Properties.....................................................................................17
Item 3.           Legal Proceedings..............................................................................17
Item 4.           Submission of Matters to a Vote of Security Holders............................................20

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................21
Item 6.           Selected Financial Data........................................................................23
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................24
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................................33
Item 8.           Financial Statements and Supplementary Data....................................................33
Item 9.           Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure............................................................33

Part III

Item 10.          Directors, Executive Officers and Key Employees of Registrant..................................35
Item 11.          Executive Compensation.........................................................................38
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................43
Item 13.          Certain Relationships and Related Transactions.................................................44

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................46

Index to Financial Statements...................................................................................F-1

                                     PART I


ITEM 1. BUSINESS.

American Bank Note Holographics, Inc. ("ABNH") originates, mass-produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. Our ability to control the diffraction of light ("origination") using proprietary processes in a secure, controlled manufacturing environment has enabled us to become a market leader in security holography. Our products are used by over 150 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Europay, Nordstrom and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for packaging and promotional applications.

We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

         - our reputation as a quality supplier of secure holograms with 20 years of experience in the industry,

         -        our expertise in holographic technology and production,

         -        our extensive patent portfolio,

         - our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit, and

         - our efficient, ISO 9000 certified manufacturing facilities, which allow us to mass produce high-quality holograms at a low cost in a secure environment.

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

The holography industry is divided into two main sectors: security and non-security.

SECURITY

The security sector of the holography industry includes transaction cards, documents of value, product authentication, security packaging and transparent laminates. Holography, combining art and science, allows each customer to develop its own unique hologram with which to identify and protect its product. Holograms provide the following major benefits as security devices:

         - overt features - the unique visual aspects of a hologram are easily recognizable, making authentication of products and documents possible by both experts and the general public without special machinery, equipment or training,

         - covert features - the three-dimensional imagery, combined with various proprietary hidden microscopic or machine-readable security features, makes exact duplication and replication of holograms extremely difficult and presents substantial obstacles to counterfeiting,

         - production - a high degree of skill and capital investment is required to replicate high quality security holograms which provides another obstacle to counterfeiting, and

         - application - the hologram can be applied to the product to be protected in various ways to achieve other security objectives such as tamper protection, sealing, and defense against counterfeiting and diversion.

The security sector of the holographic industry addresses concerns about counterfeiting, diversion, tampering and fraud. The cost of the hologram is generally relatively small compared to the value of the item being protected and the risk of loss. Consequently, customers typically select suppliers primarily based on the effectiveness of their security solutions, quality, reliability and price.

NON-SECURITY

The non-security sector of the holography industry includes design, packaging and other decorative applications.

The unique visual appeal of holograms makes them attractive for use on consumer products. Holograms are used to enhance the design of a wide variety of products including greeting cards, decorative clothing, point-of-purchase displays, and for certain advertising. Holograms are also used for packaging of food and other products. These holograms are generally used on consumer product packaging for their eye-catching appeal, including packaging for candy, beer, toothpaste, soft-drinks and other consumer products. The manufacturing processes utilized for the creation of non-secure holograms are generally not as complex, secure or proprietary as those used in creating security holograms. Since there are more companies capable of producing non-secure holograms than there are qualified to produce security holograms, the competition is more intense in the non-security sector, and the margins are typically lower than in the security market. Customers typically distinguish between suppliers primarily based upon price, quality and production capacity.

MARKETS AND PRODUCTS

We have six target markets, and we have developed several products to meet the needs of these markets:

TRANSACTION CARDS. In the early 1980's, we began marketing our secure holograms for use on credit cards and, as a result, helped to create and expand the security sector of the holography market. Since that time, holograms have been established as an important fraud prevention device on credit cards and other transaction cards. They are also commonly used to enhance the brand image of a transaction card issuer. Our products include:

Holographic hot stamp foil. Our core market since our inception has been security holograms embossed onto hot stamp foil, for credit card authentication. Our customers in this market include MasterCard, Visa, American Express, Europay, Discover, Diner's Club, as well as many of the major printers of security cards.

HoloCard(TM). We have started to market larger full-faced holograms to support the marketing and design objectives, as well as security of our customers. The Nordstrom holograms that we designed are examples of this trend. We have recently developed a novel technique for producing very attractive full-faced holographic cards that offers production and design advantages to the card industry.

HoloMag(TM). We have a patent on the concept of combining a hologram with the magnetic stripe, which is typically found on the back of the card. HoloMag is a new product that has significant security advantages for card issuers since it is very difficult to replicate and it addresses the issue of data skimming off of the magnetic tape which is currently a major security problem in the card industry. It is also attractive to issuers because it efficiently utilizes the real estate on the card to support the brand and the message of the card issuer.

DOCUMENTS OF VALUE. Concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, cheques, gift certificates, stamps, tickets and other financial instruments. We believe that an increasing number of countries are using holograms in their currencies and we expect the market for holograms on currency to continue to grow. Our products include:

Holographic thread. We produce security threads with our proprietary casting process. This process provides significant advantages for brighter and more durable threads compared to other methods of holographic embossing. The thread offers significant security advantages and it can be incorporated into documents of value such as a bank note either during the paper making process or the printing process.

Holographic Ribbons. Ribbons are wider than threads and can also be applied to the document either during the paper making process or the printing process.

Holographic Patch. Holograms are embossed onto hot stamp foil in shapes and designs similar to the holograms that we typically supply for credit cards, and are applied to documents of value typically by the security printer.

PRODUCT AUTHENTICATION. The use of product authentication holograms is driven by concerns regarding counterfeiting, piracy, pilfering, diversion and other infractions that can result in lost sales, lost goodwill and product liability claims. Holograms have gained increasing acceptance as authentication devices in, among others, the electronics, pharmaceutical, licensed consumer products (e.g., clothing, sporting goods and software) and entertainment event marketing industries and in high value consumer and industrial products (e.g., laser printers, electronic components, computer hardware and software, videocassettes and compact discs). Product authentication holograms are either machine or hand-applied to individual products. A holographic label that is tampered with can become permanently damaged, leaving a visible footprint on the product. Our products include:

Labels. We supply holographic pressure sensitive labels, hangtags and foils to be applied to consumer and industrial products for brand protection and product authentication.

HoloMold(TM). We have recently developed HoloMold based on our patented technology to embed holograms directly into plastic products as part of the injection molding process. This process further reduces cost, accelerates production schedules, and makes counterfeiting extremely difficult.

HoloSeal(TM). HoloSeal is our patent pending product that combines unique holographic features, blacklight verification and tamper apparent features into a single label. HoloSeal is highly complex to replicate yet easy to verify in the field.

SECURITY PACKAGING. We market a wide range of security packaging solutions that provide tamper resistance, authentication and design options to our customers. Our security packaging applications are designed to provide effective solutions for manufacturers and marketers of packaged goods to protect their products against counterfeiting, tampering and diversion. Our products include:

HoloCap(TM). HoloCap is our new patent pending approach to seal bottles or containers with a higher level of security. We are working together with Unipac Corporation, a leading provider of cap seals, to market this product to the bottled goods and packaging industries.

HoloSeal(TM). HoloSeal is our new patent pending product that combines unique holographic features, blacklight verification and tamper apparent features into a single label. HoloSeal is highly complex to replicate, yet easy to verify in the field. HoloSeal can be used for product authentication purposes as described above, or for security packaging when it is used to seal a package.

TRANSPARENT LAMINATES. We provide heat and pressure activated laminates used to authenticate ID cards, passports or other documents. Often these laminates are demetallized with our patented technologies so that selected areas of the hologram are transparent and printed information is visible underneath. Our products include:

ID Cards. We currently supply transparent laminates for certain US government ID cards as well as national IDs for China and other countries.

Passports. We have recently developed a product for passport laminates that combine some of the technologies of our traditional ID laminates with certain features of HoloSeal.

COMMERCIAL. We produce holograms for design, packaging and other decorative applications. Our products include:

HoloMold(TM). We have recently developed HoloMold based on our patented technology to embed holograms directly into plastic products as part of the injection molding process. HoloMold is a very attractive and efficient way to enhance the design of a wide variety of consumer products such as beverage containers, CD cases, portable consumer electronics and toys.

Pressure Sensitive Labels. We design unique and attractive images that can support the marketing and promotional objectives of our customers.

Packaging. Our proprietary Wide Web casting capabilities enable the production of very bright and attractive imagery for holographic packaging applications.

STRATEGY

In 2000, we continued to implement the strategy that we began in 1999 including the following components:

STRENGTHEN FINANCIAL POSITION. In early 1999, we were in default on bank debt, and we had very limited liquidity. Our objective was to improve our capital structure. By the end of 2000, we had no debt and $7.9 million in cash. We believe this improvement to our capital structure gives us additional flexibility to invest in the business for the long term.

PROTECT AND ENHANCE OUR POSITION IN OUR CORE TRANSACTION CARD BUSINESS. We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with companies such as MasterCard, VISA, Europay, Diners Club, Discover, American Express and many of the major security card manufacturers. We intend to maintain our leadership position in this market and grow through the distribution of new products that address the security needs and design objectives of this market.

DEVELOP NEW PRODUCTS AND MARKETS. We are a leading innovator in the origination and mass production of secure holograms and we expect to continue to emphasize the development of new technologies and products for our target markets. During 2000 we launched several new products and we are marketing those products as solutions to critical problems in our target markets.

PROTECT AND LEVERAGE OUR INTELLECTUAL PROPERTY POSITION. We believe our patent portfolio is very valuable and we intend to leverage our intellectual property and patent rights. We intend to continue to protect our intellectual property and enforce our patent rights.

GROW THROUGH STRATEGIC PARTNERSHIPS. During 2000 we entered into a strategic partnership with Crane & Co. and we intend to continue pursuing strategic partnerships or acquisitions that will provide operating synergies or access to new customers or technologies.

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

The conversion from information to hologram is based on our ability to record light in an organized format. Coherent light, which is delivered by a laser, is best understood as light, which has one wavelength of the visible spectrum and possesses a high degree of organization. The coherent light is split into two beams (the object beam and the reference beam) directed toward photo-resist treated glass. The object beam is interfered with by the information before continuing its travel toward the photo-resist treated glass. The reference beam is not interfered with and travels directly toward the photo-resist treated glass.

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

        PLATE MAKING

Once the origination process is completed, a plate is created in order to permit mass production. The "one-up" image is "step and repeated" to a pre-determined size with multiple identical images recorded on a photo-resist glass. The glass is then converted to a production plate in an electrolytic process where nickel is grown on the surface of the glass. Nickel is used because its molecular nature allows for an exact transfer of the origination to the production plate. We believe that our proprietary plate making process is an important component of our ability to mass produce our secure holograms.

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

RESEARCH AND PRODUCT DEVELOPMENT

We have devoted significant attention to research and product development to continue to enhance our origination, replication and mass production capabilities. Our research and development has enabled us to create new technologies and proprietary production processes and to deliver innovative products to the marketplace. We intend to continue to invest in research and development in order to develop better solutions for our customers' problems and better methods of making our products.

MANUFACTURING FACILITIES

See "Item 2. Properties."

SALES AND MARKETING

In 2000, we provided holographic products to over 150 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we are one of only two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Europay, Nordstrom, agencies of the United States government, other governments and numerous other companies.

We currently employ an Executive Vice President of Corporate Development and Marketing, a Vice President of Sales and Marketing, a Vice President of Marketing, three full-time, incentive-compensated salespeople and three sales service personnel. We also utilize incentive-based international sales agents around the world.

All pricing decisions are made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the International Holographics Manufacturers Association trade show, the International Card Manufacturers Association trade show, the Card Tech/SecureTech trade show, Intergraph, Cartes, PackExpo, Westpack, Interphex.

COMPETITION

The holography industry is highly competitive and highly fragmented. A number of our competitors are larger or are divisions of larger companies, and have greater financial resources, than us. In the holography industry, competition is generally based on technology, price, product quality and customer service. We also compete with other non-holographic methods or devices. We believe our position in the security sector of the holography market is attributable to our experience, reputation and expertise in the design, origination and mass production of secure holograms.

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

EMPLOYEES

As of March 15, 2001, we employed approximately 111 persons, of which 61 are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RISK FACTORS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business and us because these factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE AND THE PRICE OF OUR COMMON STOCK MAY CHANGE IN RESPONSE TO THOSE FLUCTUATIONS.

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

         -        customers' promotions,

         -        card expiration patterns,

         - the size, timing and recognition of revenue from significant orders,

         -        inventory replenishment,

         -        increased competition,

         -        changes in our and our competitors' pricing policies,

         -        changes in the cost of materials or labor,

         -        increased R&D expenses,

         - expenses associated with stockholder litigation and government investigations,

         -        financing costs,

         -        market acceptance of our products,

         -        changes in our business strategy, and

         -        general economic factors.


Because our revenues and operating results may fluctuate, it is possible that in some future quarter, our revenues or operating results will be below the expectations of public market analysts and investors.


WE DEPEND ON CREDIT CARD MANUFACTURERS FOR A SUBSTANTIAL PORTION OF OUR
BUSINESS.

During both 2000 and 1999, sales to credit card companies accounted for approximately 71% of our total sales, including MasterCard and approved manufacturers of VISA brand credit cards, which together accounted for approximately 47% and 45% of our total sales in 2000 and 1999, respectively. Currently, we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us, or if we were to lose a substantial portion of our business with either of these entities, there would be a material adverse effect on our business, financial condition and results of operations. See "Item 1. Business - Sales and Marketing." We provide holograms to MasterCard pursuant to an agreement, which expires in February 2003, subject to automatic renewal if not terminated by either party. During 1999, MasterCard informed us that it believes that ABNH breached certain terms of the agreement in 1997 and 1998. We have been working closely with MasterCard to address issues raised by MasterCard, and we believe we have a good relationship with MasterCard. Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our future financial performance.

WE DEPEND ON SINGLE SUPPLIERS FOR SOME KEY PRODUCT COMPONENTS.

We have historically purchased certain key materials used in the manufacture of our holograms from single suppliers with which we do not have supply contracts. Although we seek to reduce our dependence on these sources, we may not be able to find alternative sources in a timely manner if our suppliers become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain components could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and our revenues to decline.

WE HAVE BEEN INVESTIGATED BY THE SECURITIES AND EXCHANGE COMMISSION AND THE U.S. ATTORNEY'S OFFICE.

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate our previously issued financial statements for the years ended December 31, 1997 and 1996 and first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of ABNH and has accepted our offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability, we agreed to pay a $75,000 fine to the SEC because certain former senior ABNH officers allegedly violated provisions of the Foreign Corrupt Practices Act. The fine was recorded as a charge to the statement of operations in the fourth quarter of 2000. It is anticipated that the order will be approved and filed by the Secretary of the SEC in the near future.

The U.S. Attorney's Office for the Southern District of New York has also commenced an investigation in connection with matters giving rise to the need to restate our previously issued financial statements, as well as a possible violation in 1998 of the Foreign Corrupt Practices Act by certain former senior ABNH officers. We have been advised that ABNH is not a target of the investigation and we do not, therefore, anticipate any action being taken against ABNH by the United States Attorney's Office.
See "Item 3. Legal Proceedings."

OUR COMMON STOCK CURRENTLY TRADES ON THE OTC BULLETIN BOARD.

Our common stock was suspended from trading on the New York Stock Exchange in August 1999. Current pricing information on our common stock has been available on the NASD over-the-counter bulletin board (OTCBB), an electronic quotation service. Our current stock price does not meet the minimum stock price requirement of any major stock exchange or NASDAQ. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may experience:

         -        a loss of market makers,

         -        a lack of readily available bid and ask prices,

         - a greater spread between the bid and ask prices of its stock, and

         - a general loss of liquidity compared to established stock exchanges or the Nasdaq National Market

In addition, many investors have policies against purchasing or holding OTCBB securities. Both trading volume and the market value of our stock have been, and will continue to be, affected by trading on the OTCBB, which may adversely affect the price of our stock and make it difficult for our stockholders to resell their shares.


WE MAY NOT BE ABLE TO CONTINUE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

Our future success depends on our ability to attract and retain qualified:

         -        engineering,

         -        management,

         -        manufacturing,

         -        research and development,

         -        sales and marketing, and

         -        support personnel.

Competition for these individuals is intense, and we cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

WE ARE IN A COMPETITIVE, HIGHLY-FRAGMENTED INDUSTRY WITH MANY COMPANIES COMPETING TO DELIVER A HIGHLY-SPECIALIZED PRODUCT.

The holography industry is highly competitive. Our competitors, which are numerous and may have more resources than us, may take away market share or compete with us on the basis of price, which may erode our prices and margins. Increasing competition in the market for our security holograms has resulted in declining sales prices for these products over the past few years. Competitive pressures may force us to reduce prices, which can adversely affect our results of operations.

Competition is based on a number of factors, such as:

         -        technology,

         -        price,

         -        product quality, and

         -        customer service.

In addition, an increased use of non-holographic methods or devices in place of our products could reduce demand for our products. A number of our competitors are larger than us or are divisions of larger companies, and have greater financial resources, than us. Although we believe that we have certain technical and other advantages over some of our competitors, maintaining these advantages will require us to continue to invest in research and development, sales, marketing and service. We cannot assure you that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain any competitive advantages. We also cannot assure you that the bases of competition in the industries in which we compete will not shift.

WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR INTELLECTUAL PROPERTY.

Our success is heavily dependent upon our proprietary technology. We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. There can be no assurance that we will be able to maintain the confidentiality of our trade secrets or that our confidentiality agreements will provide meaningful protection of our trade secrets or other proprietary information. See "Business -- Trademarks and Patents." In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

IF OUR PRODUCTS INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, OUR BUSINESS MAY SUFFER IF WE ARE SUED FOR INFRINGEMENT OR CANNOT OBTAIN LICENSES TO THESE RIGHTS ON COMMERCIALLY ACCEPTABLE TERMS.

 We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. In the past, third parties have claimed, and may in the future claim, infringement by our products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a harmful effect on our business.

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

In 2000 and 1999, 31% and 32%, respectively, of our sales were derived from customers outside the United States. All export sales are denominated in U.S. dollars. International sales are subject to risks, including:

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

THE EXERCISE OF OUTSTANDING WARRANTS OR PRE-EMPTIVE RIGHTS COULD RESULT IN SUBSTANTIAL DILUTION OF YOUR INVESTMENT, A DETRIMENTAL EFFECT ON OUR LIQUIDITY AND ABILITY TO RAISE ADDITIONAL CAPITAL, AND A SIGNIFICANT DECLINE IN THE MARKET VALUE OF OUR COMMON SHARES.

As of March 15, 2001, we had approximately 17,389,000 common shares issued and outstanding and we had approximately 3,336,000 additional common shares reserved for issuance upon exercise of the warrants and outstanding stock options. Additionally, as part of the settlement of the class action litigation, we are committed to issue 1,460,000 share of our common stock, of which 365,000 have already been issued. The warrants and our outstanding stock options also contain or are subject to various anti-dilution and similar provisions which may require us to issue additional common stock. If these securities are converted or exercised, you may experience significant dilution in the market value of our common stock. If all of the warrants that we are required to issue were exercised as of March 15, 2001, the holders of the warrants would acquire approximately 864,000 shares of our common stock at a price of $6.00 per share. If these holders were to sell all or a substantial amount of these shares into the open market, the sales could have a negative effect on the market price of our common stock. The sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

Additionally, on June 30, 2000, we entered into a Stock Purchase Agreement with Crane & Co., Inc. Under the agreement, Crane has the right to purchase its proportionate share of certain new issuances of our securities. If we issue securities in the future and Crane exercises a preemptive right that it might have, you could be subject to dilution. Also, in connection with the settlement of any litigation that was outstanding as of June 29, 2000, which includes the issuance of the shares and the warrants in connection with the settlement of the consolidated class action, Crane will be allowed to purchase its proportionate share of our common stock at a price of $3.35 per share.

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER ALL MATTERS REQUIRING STOCKHOLDER APPROVAL, INCLUDING A CHANGE OF CONTROL THAT YOU MIGHT OTHERWISE APPROVE.

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 20.7% of our common stock as of March 15, 2001, which includes 18.3% owned by Crane & Co., Inc., an investor affiliated with Douglas A. Crane, one of our directors. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Such a concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF ABNH.

         -        discourage potential acquisitions proposals,

         -        delay or prevent a change in control, and

         - limit the price that investors might be willing to pay in the future for shares of our common stock.


In particular, our board of directors may issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder.

ITEM 2. PROPERTIES.

We maintain secure hologram manufacturing facilities in Elmsford, New York, Huntingdon Valley, Pennsylvania and Dalton, Massachusetts. We believe that our existing facilities are adequate to meet our current requirements and that additional suitable space will be available as needed.

Our 57,200 square foot leased facility at Elmsford, New York serves as our headquarters and includes our art department, origination facilities, plate making facilities and the manufacturing site for the production of numerous holographic products. Our origination facilities include nine laser laboratories.

Our 30,000 square foot leased facility at Huntingdon Valley, Pennsylvania is dedicated to the production of security holograms.

Our 2,400 square foot leased facility at Dalton, Massachusetts was opened in 2000 and is also dedicated to the production of security holograms.

Each facility is constantly monitored for security, and has uniformed security personnel on site, 24 hours a day, seven days a week. The Director of Security is responsible for the physical security of both facilities, access and egress, monitoring employee integrity, and safeguarding of machinery, materials, work-in-process and finished product until shipping. The security department witnesses material destruction and supervises the transfer of security shipments. Each facility is equipped with full perimeter alarms enhanced by window glass break sensors, internal motion detectors and closed circuit video monitoring of security sensitive areas.


ITEM 3.           LEGAL PROCEEDINGS.

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate our previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of ABNH and has accepted our offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability, we agreed to pay a $75,000 fine to the SEC because certain former senior ABNH officers allegedly violated provisions of the Foreign Corrupt Practices Act. The fine was recorded as a charge to the statement of operations in the fourth quarter of 2000. It is anticipated that the order will be approved and filed by the Secretary of the SEC in the near future.

The U.S. Attorney's Office for the Southern District of New York also commenced an investigation in 1999 in connection with matters giving rise to the need to restate our previously issued financial statements, as well as a possible violation in 1998 of the Foreign Corrupt Practices Act by former senior ABNH officers. We have been advised that ABNH is not a target of the investigation and we do not, therefore, anticipate any action being taken against us by the United States Attorney's Office.

A consolidated class action complaint against ABNH, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and its previous auditors, had been filed in the

United States District Court for the Southern District of New York (the "Court"). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of ABNH's Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of ABNH's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. In October 2000, ABNH, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for ABNH and the Former Parent paid $12,500,000, the previous auditors paid $2,350,000 and ABNH will issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of ABNH's common stock, at an exercise price of $6.00 per share. All of the shares, which will be issued in 2001 (365,000 have been issued through March 15, 2001), have been included in shares outstanding in the accompanying financial statements. The warrants will be exercisable for a 30 month period commencing on December 15, 2000. The Former Parent will also issue and distribute certain of its securities as part of the settlement. In regard to the settlement, ABNH recorded a charge to its statement of operations in the fourth quarter of 2000 of $3,356,000. Such charge was comprised of the market price of ABNH's common stock issued at the closing price of the stock on the day of final settlement, the value of the warrants issued, which value was determined using the Black-Scholes option pricing model and other related costs.

In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against us, ABN and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgment was entered on March 19, 1999 for $175,639, with attorneys' fees still to be assessed. On February 2, 2000, the plaintiffs and defendants settled all claims, including attorneys' fees, for $300,000, which has been fully paid. The full amount of this settlement was accrued at December 31, 1998.

On August 17, 1999, we commenced an action seeking recovery of approximately $350,000 on a claim arising from amounts owed to us for holographic materials sold and delivered in July 1999. On December 1, 1999, we received the defendant's answer to our complaint and counterclaims alleging millions of dollars in damages arising from ABNH's alleged breach of a 1993 agreement pursuant to which ABNH sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted our motion for summary judgment with respect to our claim. On March 15, 2000, we entered into a settlement agreement with the defendant under which the defendant paid $346,000 to us and the parties exchanged general releases of all claims. We also agreed that we would resume shipments under the May 1998 purchase order.

In 1998, ABNH fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that ABNH breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. On May 29, 2000 ABNH entered into a settlement with the customer under which ABNH will provide a product credit which the customer may apply against future invoices on certain products sold to it by ABNH. The parties also exchanged general releases of all claims. ABNH recorded a $775,000 warranty reserve during the first quarter of 1999, in regard to this matter, which ABNH considers to be a reasonable estimate of the cost of the settlement. In the third quarter of 2000 ABNH's insurance carriers agreed to pay $750,000 to ABNH as a product liability reimbursement on this matter.

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

                                                                 High                    Low
                                                                 ----                    ---
1998
Third Quarter (from July 15, 1998)..................          $   8.56                $   4.88
Fourth Quarter......................................             18.00                    5.81

1999
First Quarter.......................................          $  17.00                $   1.63
Second Quarter......................................              3.88                    2.06
Third Quarter (through August 2, 1999)..............              3.06                    1.63

Following the suspension of trading of our common stock on the NYSE, our common stock has been traded in the over-the-counter market. From August 3, 1999 until March 30, 2000, our common stock pricing information could be found in the "pink sheets" published by National Quotation Bureau, LLC. Since March 31, 2000, shares of our common stock have been quoted on the NASD's Over-the-Counter Bulletin Board quotation service under the symbol "ABHH." Our securities are not listed or quoted on any exchange or other quotation system.

The following table sets forth the high and low closing prices of our common stock for each quarter of 1999 during which it has traded on the over-the-counter market.

                                                                 High                     Low
                                                                 ----                     ---
1999
Third Quarter (from August 3, 1999)                            $ 3.06                   $ 1.25
Fourth Quarter                                                   3.05                     1.50

2000
First Quarter                                                  $ 3.48                   $ 1.69
Second Quarter                                                   3.25                     1.59
Third Quarter                                                    2.31                     1.75
Fourth Quarter                                                   2.13                     1.09

2001
First Quarter (through March 23, 2001)                         $ 2.03                   $ 1.22

During 2000, we issued an aggregate of 365,000 shares of our common stock and warrants to purchase an aggregate of 215,910 shares of our common stock (we are obligated to issue an additional 1,095,000 shares of our common stock and warrants to purchase 647,737 shares of our common stock) in connection with the settlement of a consolidated class action complaint against ABNH after the plaintiffs' lawyers had delivered an allocation schedule to us. This distribution was made in accordance with the exemption from registration provided under Section 3(a)(10) of the Securities Act. See "Item 3. Legal Proceedings."

As of March 23, 2001, there were approximately 60 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   1996        1997        1998          1999        2000 (c)
                                                 -------     -------     --------      --------      --------
STATEMENT OF INCOME DATA:
   Revenue:
     Sales (a) .............................     $28,093     $23,560     $ 29,203      $ 21,194      $ 19,029
     Royalty income ........................         128         785          554           535           444
                                                 -------     -------     --------      --------      --------
                                                  28,221      24,345       29,757        21,729        19,473
   Costs and expenses:
     Cost of goods sold ....................      14,097      11,619       18,727        11,247         8,876
     Selling and administrative (a) (b) ....       5,288       6,288        6,825         9,803         8,085
     Research and development ..............         613         534          337           261           928
     Depreciation and amortization .........       1,141       1,136        1,080         1,026         1,076
                                                 -------     -------     --------      --------      --------
                                                  21,139      19,577       26,969        22,337        18,965
                                                 -------     -------     --------      --------      --------

   Operating income (loss) .................       7,082       4,768        2,788          (608)          508

  Other income (expense):
     Other income ..........................          68          36         --              24            --
     Interest, net .........................         305         146         (400)         (985)         (512)
     Settlement with Former Parent .........          --          --           --            --           519
     Settlement of shareholder litigation ..          --          --           --            --        (3,508)
                                                 -------     -------     --------      --------      --------

   (Loss) income before provision for
      (benefit from) income taxes ..........       7,455       4,950        2,388        (1,569)       (2,993)
   Provision for (benefit from) income taxes       3,117       2,130        1,269          (494)       (1,110)
                                                 -------     -------     --------      --------      --------

   Net (loss) income .......................     $ 4,338     $ 2,820     $  1,119      $ (1,075)     $ (1,883)
                                                 =======     =======     ========      ========      ========

   Net (loss) income per share:
     Basic and diluted .....................     $  0.32     $  0.21     $   0.08      $  (0.08)     $  (0.12)

   Weighted average shares outstanding:
     Basic .................................      13,636      13,636       13,636        13,636        15,421
     Diluted ...............................      13,636      13,636       13,701        13,636        15,421

                                                                          DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   1996        1997        1998          1999          2000
                                                 -------     -------     --------      --------      --------
BALANCE SHEET DATA:
   Working capital .........................     $ 9,431     $ 8,684     $  2,023      $  2,051      $ 10,377
   Total assets ............................      27,742      27,515       30,820        22,425        29,134
   Total debt ..............................          --         674        5,968         1,268            --
   Total stockholders' equity ..............      22,434      21,165       14,530        13,455        23,988

------------------

(a) Sales have been adjusted for each year presented to reflect the reclassification of shipping charges billed to customers, which were previously netted in selling and administrative expenses.

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

(c) During the year ended December 31, 2000 we incurred costs of $3.4 million regarding the settlement of the shareholder litigation, and $0.1 million in connection with costs incurred regarding the SEC and US Attorney investigations. In addition, we reversed $0.5 million from accounts payable and accrued expenses resulting from a settlement, which we entered into with our former parent. These costs are included in other income (expense) on the accompanying statement of operations. Additionally in the third quarter of 2000, our insurance carriers agreed to pay us $750,000 as a product liability reimbursement, which we included in cost of sales.


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

A significant portion of our business is derived from orders placed by credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to MasterCard for the years ended December 31, 2000, 1999 and 1998 were approximately 28%, 27%, and 30%, respectively. We are the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, we were informed by MasterCard that it believes that we breached certain terms of the agreement in 1998 and 1997. We have been working closely with MasterCard to address issues raised by MasterCard, and believe our relationship with MasterCard is good. Sales to VISA card manufacturers were approximately 19%, 18%, and 26%, respectively, of sales for the years ended December 31, 2000, 1999 and 1998. We do not have long-term purchase contracts with VISA and we supply holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us or substantially reduce their orders, there would be a material adverse effect on our business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product with the right of return where we are unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2000 and 1999 accounts receivable from this customer totaled $0.4 million and $0.5 million, respectively.

We have historically purchased certain key materials used in the manufacture of our holograms from single suppliers, with which we do not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on our financial position, results of operations and cash flows.

During 2000, 1999 and 1998, export sales accounted for approximately 31%, 32% and 28%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

In accordance with a tax allocation agreement in effect through the date of our IPO, we were included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of ABN and made payments to ABN based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. We computed our Federal, state and local income tax provision as if we were filing separate income tax returns, without regard to the tax allocation agreement. During 2000, ABNH and the Former Parent reached an agreement, subject to consummation of the Former Parent's Chapter II plan, to exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement dated July 20, 1998, including all sums allegedly owing by each of ABNH and Former Parent, and its affiliates, to each other. The agreement provides, among other things that the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise and similar tax liabilities of ABNH for the period January 1, 1990 through July 20, 1998 and will indemnify ABNH with respect to any such liabilities. Amounts paid to the Former Parent in excess of amounts which would have been payable had ABNH filed separate income tax returns have been charged to Due from Former Parent and affiliates. For periods subsequent to the Offering Date, ABNH is filing its own U.S. Federal and state income tax returns.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

Sales. Sales decreased by $2.2 million, or 10.2%, from $21.2 million in 1999 to $19.0 million in 2000. The decrease in sales was due primarily to a decrease in sales of security holograms for credit cards of $1.7 million, due to what we believe is the effect of high inventory levels in the transaction card market since many banks acquired an extra inventory of cards in 1998 and 1999 in anticipation of potential problems with the Year 2000 transition, a decrease of other security holograms of $0.4 million and a decrease in freight billings of $0.1 million.

Royalty Income. Royalty income decreased $0.1 million or 17.0%, from $0.5 million in 1999 to $0.4 million in 2000. The decrease was due to lower reported licensee revenue in 2000.

Cost of Goods Sold. Cost of goods sold decreased by $2.3 million, or 21.1%, from $11.2 million in 1999 to $8.9 million in 2000. As a percentage of sales, cost of goods sold decreased from 53.1% in 1999 to 46.6% in 2000. The decrease was comprised of a decrease in the provision for obsolete and excess inventory of 5%, a decrease in warranty expense of 7% primarily resulting from a $0.8 million provision for settlement of a breach of contract claim relating to warranties in 1999 and a related insurance reimbursement recorded in 2000, partially offset by an increase in product cost due to changes in product mix of 6%.

Selling and Administrative Expenses. Selling and administrative expenses decreased by $1.7 million, from $9.8 million in 1999 to $8.1 million in 2000. As a percentage of sales, selling and administrative expenses decreased from 46.3% in 1999 to 42.5% in 2000. The decrease in expenses is primarily due to costs incurred related to the audit committee investigation and related restatement efforts of $3.5 million, which did not reoccur in 2000 and a decrease of bad debt expense of $0.2 million, offset partially by increases in selling salaries and benefits of $0.2 million due to the addition of personnel, other selling expenses of $0.6 million, principally due to higher costs incurred for travel, shows and marketing samples, administrative salaries and benefits of $0.6 million principally due to the reversal of accrued retirement benefits in 1999 that did not reoccur in 2000 and other administrative expenses of $0.6 million principally due to professional and public company expenses.

Interest, net. Interest, net decreased by $0.5 million from $1.0 million in net expense in 1999 to $0.5 million net expense in 2000. This decrease was due to a greater write off of deferred financing costs associated with the repayment of the then existing credit facility in 1999 than the write off of deferred financing costs associated with the repayment of the Foothill Loans in 2000 ($0.3 million) and an increase in interest income ($0.2 million).

Settlement of Shareholder Litigation. Shareholder litigation amounted to $3.5 million in 2000 and was comprised of $3.4 million regarding the settlement of the shareholder litigation and $0.1 million in connection with costs incurred regarding the SEC and US Attorney investigations.

Settlement with Former Parent. Settlement with Former Parent amounted to $0.5 million and was comprised of $0.3 million of accounts payable and $0.2 million of accrued expenses, which were reversed in the fourth quarter of 2000, resulting from a settlement, which we entered into with our Former Parent.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Sales. Sales decreased by $8.0 million, or 27.4%, from $29.2 million in 1998 to $21.2 million in 1999. The decrease in sales was primarily due to a decrease in sales of security holograms for credit cards of $5.7 million, as a result of $3.0 million in sales in the fourth quarter of 1998 at a discount from normal selling prices in exchange for immediate payment, generally lower purchases of security holograms for credit cards by card manufacturers due to higher purchases by our customers in 1998 due to concerns regarding potential Year 2000 issues and the distractions and impact to our business associated with the need to restate the prior financial statements.

Cost of Goods Sold. Cost of goods sold decreased by $7.5 million, or 39.9%, from $18.7 million in 1998 to $11.2 million in 1999. As a percentage of sales, cost of goods sold decreased from 64.1% in 1998 to 53.1% in 1999. The decrease reflects decreases in the amortization of origination costs of 11% relating to the 1998 amortization of origination costs due to lower volumes of sales than had originally been estimated and amortization costs incurred in anticipation of orders that did not materialize, decreased provisions for obsolete and excess inventory of 2% due to improved product quality and a decrease in royalty expenses of 2% related to the royalty litigation settlement reserved for in 1998, offset by an increase in warranty expense of 3%, primarily resulting from a $0.8 million provision for settlement of a breach of contract claim relating to warranties and an increase in product cost of 1%.

Selling and Administrative Expenses. Selling and administrative expenses increased by $3.0 million, or 43.6%, from $6.8 million in 1998 to $9.8 million in 1999. As a percentage of sales, selling and administrative expenses increased from 23.4% in 1998 to 46.3% in 1999. This increase in selling and administrative expenses was due primarily to costs incurred related to the audit committee investigation and related restatement efforts and defense of litigation of $3.5 million, net of insurance reimbursements of $0.6 million, and an increase in administrative salaries and benefits of $0.4 million, offset by a decrease in sales expenses of $0.5 million due to lower remuneration, travel and transportation expenses and the reversal of a liability for post-retirement healthcare benefits of $0.4 million since we decided not to establish our own plan.

Interest, net. Interest, net increased by $0.6 million from $0.4 million in 1998 to $1.0 million in 1999. The increase was due to an increase in interest expense due to the write off of deferred financing costs of $0.6 million related to the amendments to and repayment of our credit agreement with Chase Manhattan Bank, offset by a reduction of interest expense, which resulted from the decrease in the revolving loan balances of

$0.2 million and a decrease in interest income of $0.2 million as a result of the cancellation of the $5.3 million note receivable from the Former Parent that bore interest at 7.75% per annum, which was included in the deemed dividend discussed above.

SEASONALITY

Our sales have not generally exhibited substantial seasonality. However, our sales and operating results to date have, and future sales and therefore operating results may, continue to fluctuate from quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, any change in the pricing of our products and the mix of products sold. Because a significant portion of our business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Customers do not typically provide us with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers' promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for us to anticipate. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by us or our competitors, delays in research and development of new products, increased research and development expenses, availability and cost of materials from our suppliers, competitive pricing pressures and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had $7.9 million of cash and cash equivalents and working capital of $10.4 million. The $7.9 million cash balance includes the proceeds generated by the equity investment in ABNH by Crane & Co., Inc. on June 30, 2000, net of the repayment of all amounts outstanding under the Loan and Security Agreement with Foothill Capital Corporation (as amended, the "Foothill Loan").

On August 23, 2000, we terminated and repaid all outstanding amounts under the Foothill Loan. The Foothill Loan, which had a maturity date of September 29, 2004 and was secured by substantially all of our assets, provided for borrowings in an aggregate amount of up to $10.0 million, subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Foothill Loan bore interest at the Lender's reference rate, as defined, plus 1.5%. The Foothill Loan contained restrictive covenants customary for credit facilities of a similar nature as well as specific financial covenants and ratios.

As a result of terminating the Foothill Loan, we incurred in 2000 an early termination fee of $0.1 million and wrote off approximately $0.2 million in unamortized deferred financing costs related to such loans.

During the years ended December 31, 2000 and 1999, the weighted average interest rate of outstanding borrowings was approximately 9.8% and 8.4%, respectively. The average aggregate borrowings during 2000 and 1999 was approximately $0.9 million and $3.3 million, respectively.

On June 30, 2000, we entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and the audit committee of our Board of Directors each be expanded by one position, which was taken by Douglas A. Crane, an affiliate of Crane.

Under the Agreement, Crane has the right to purchase its proportionate share of any new issuance of our securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that we issue shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of our common stock at a price of $3.35 per share.

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of our outstanding securities. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our Board of Directors.

For the year ended December 31, 2000, our operating activities provided cash flow of $0.4 million compared to $1.5 million and $7.4 million of cash flow provided by operating activities in 1999 and 1998, respectively. The decrease in cash flows in 2000 was primarily due to decreased earnings of $0.8 million and a decrease in cash provided by changes in accounts receivable, inventories and prepaid expenses and other of $3.9 million offset by increases in cash provided by changes in accounts payable, accrued expenses, customer advances and other of $1.3 million and in adjustments to reconcile net income to net cash provided by operations of $2.3 million.

Investing activities for the years ended December 31, 2000, 1999 and 1998 used cash flows of approximately $0.7 million, $0.5 million, and $0.4 million, respectively. These activities primarily reflected capital expenditures for the respective years. We anticipate that capital expenditures in 2001 and 2002 will be approximately $1.5 million for each year. These amounts relating to capital expenditures required to improve production capabilities.

Financing activities for the years ended December 31, 2000, 1999 and 1998 provided a cash flow of $7.9 million, and used cash flows of $5.1 million and $3.0 million, respectively. The activity in 2000 consisted of equity financing, net of costs of $9.1 million, offset partially by the repayment of debt of $1.2 million. The activity in 1999 was comprised of repayment of revolving credit and notes payable of $5.7 million and incurred deferred financing costs of $0.4 million, offset by borrowings under the term loan of $1.0 million. The activity in 1998 was comprised principally of advances to the Former Parent and affiliates of $7.8 million and deferred financing fees incurred of $0.5 million, offset partially by revolving credit borrowings of $4.9 million and borrowings under notes payable of $0.4 million.

We believe that cash flows from operations and our cash balances will be sufficient to meet working capital needs, service debt and fund capital expenditures for the next twelve months.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. We believe that the implementation of SFAS No. 133 will not have a material impact on our results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. We have concluded that the implementation of this SAB did not have a material impact on our financial position or results of operations.

In March 2000, the FASB issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. We adopted FIN 44 during July 2000. The adoption of this interpretation did not have a material impact on our current or historical financial position, results of operations, or cash flows.

In September 2000, the Emerging Issues Task Force, ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Under the provisions of EITF 00-10, amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenues. EITF 00-10 also requires the disclosure in the statement of operations classification of any shipping and handling costs, if material, unless these costs are included in cost of goods sold.

Effective October 1, 2000, we adopted EITF 00-10. Shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $377,000, $499,000 and $534,000 for the years ended December 31, 2000, 1999 and 1998, respectively. All comparative prior period financial statements have been reclassified to reflect this change. The adoption of EITF has had no impact on the determination of net income (loss).


IMPACT OF INFLATION

In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999.


                                                                YEAR ENDED DECEMBER 31, 2000 (a)
                                         -----------------------------------------------------------------------------
                                         FIRST QUARTER       SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                         -------------       --------------        -------------        --------------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales (b) .......................               $4,875               $4,485               $4,598               $ 5,071

Cost of goods sold (c) ..........                1,957                2,033                1,712                 3,174

Net (loss) income ...............                  235                  121                  115                (2,354)

Net (loss) income per share-basic
and diluted .....................               $ 0.02               $ 0.01               $ 0.01               $ (0.14)


                                                                 YEAR ENDED DECEMBER 31, 1999 (d)
                                         -----------------------------------------------------------------------------
                                         FIRST QUARTER       SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                         -------------       --------------        -------------        --------------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales (b) .......................               $5,346               $5,882               $5,615               $ 4,351

Cost of goods sold (c) ..........                3,339                2,404                2,502                 3,002

Net income (loss) ...............               (1,452)                 609                 (405)                  173

Net income (loss) per share-basic
and diluted .....................               $(0.11)              $ 0.04               $(0.03)              $  0.01

---------------------

(a) During the year ended December 31, 2000 we incurred costs of $3.4 million regarding the settlement of the shareholder litigation and $0.1 million in connection with the settlements of the SEC and US Attorney investigations. In addition, we reversed $0.5 million from accounts payable and accrued expenses resulting from a settlement, which we entered into with the Former Parent. These items are included in other income (expense) on the accompanying statement of operations. Additionally in the third quarter of 2000, our insurance carriers agreed to pay $750,000 to us as a product liability reimbursement, which we included in cost of sales.

(b) Quarterly sales for the years ended December 31, 2000 and 1999 have been adjusted from the amounts originally reported to include shipping charges billed to customers, previously netted in general and administrative expenses, as required by the Securities and Exchange Commission.

(c) Quarterly cost of goods sold for the years ended December 31, 2000 and 1999, have been adjusted from the amounts previously reported due to the reclassification of research and development costs from cost of sales to a separate expense line item on the accompanying statement of operations.

(d) During the year ended December 31, 1999, we incurred costs of $3.5 million, net of $0.6 million in insurance reimbursements in connection with the audit committee investigation and related restatement effort and defense of litigation. Also during 1999, we determined that we would not establish our own post-retirement health care plan and reversed a $404,000 accrued liability in this regard. The costs and reversal are included in selling and administrative expenses.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 1, 2000, we dismissed our prior independent auditors, Deloitte & Touche LLP. On July 31, 2000 our board of directors authorized the dismissal of Deloitte & Touche and retained Arthur Andersen LLP as our new independent accountants. Deloitte & Touche's report (which report expresses an unqualified opinion and includes an explanatory paragraph relating to certain litigation) on our financial statements for the two most recent years (i.e., the years ended December 31, 1999 and December 31, 1998) contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change our accountants was recommended by our audit committee of our board of directors and was approved by our board of directors.

During our last two fiscal years and the subsequent interim period, except as noted below, there were no disagreements between us and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

ABNH and Deloitte & Touche were both defendants in a class action securities litigation pending in the United States District Court for the Southern District of New York. On June 28, 2000, we announced that we, along with certain other defendants in the litigation, entered into a Memorandum of Understanding ("MOU") which was an agreement in principle to settle the litigation. Deloitte & Touche was not a party to the MOU. On June 30, 2000, in anticipation of Deloitte & Touche's review of our second quarter interim financial information, Deloitte & Touche requested that they be provided with copies of all agreements entered into during the second quarter of 2000, including the MOU. We considered certain portions of the MOU not relating to financial matters sensitive in light of the ongoing litigation. On July 25, 2000, we offered to provide Deloitte & Touche with a copy of the MOU with those sensitive portions redacted. On July 25, 2000, Deloitte & Touche advised us that a redaction of any agreement, including the MOU, was unacceptable to them and constituted a scope restriction, and requested to meet with our audit committee on this topic. Deloitte & Touche advised us that they would not commence their review of the interim financial information for the six months ended June 30, 2000, which review was scheduled to begin on July 26, 2000, until they met with our audit committee. Deloitte & Touche did not meet with our audit committee. The subsequent dismissal of Deloitte & Touche was not due to Deloitte & Touche's request for the MOU, and followed our decision to consider replacing our auditors in March 2000.

None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to us within the last two fiscal years and the subsequent interim period except as follows. In 1998, we had reportable conditions representing material weaknesses in which the design or operation of one or more of our internal controls did not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that could be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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


                   NAME                            AGE                              POSITION(S)
---------------------------------------            ---         --------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:

Kenneth H. Traub.......................            39          President, Chief Executive Officer and Director

Salvatore F. D'Amato...................            72          Chairman of the Board

Stephen A. Benton*.....................            59          Director

Fred J. Levin*.........................            38          Director

Douglas A. Crane*......................            41          Director

Russell LaCoste........................            50          Executive Vice President, Corporate Development and
                                                               Marketing

Alan Goldstein.........................            54          Vice President and Chief Financial Officer

KEY EMPLOYEES:

Michael T. Banahan.....................            43          Vice President, Sales and Marketing

George Condos..........................            38          Controller

-------------------

*    Member of the audit committee.

Kenneth H. Traub has served as our President and Chief Executive Officer since March 2000 and as a director since April 1999. From February 1999 through March 2000, Mr. Traub served as our President and Chief Operating Officer, and from January 1999 through February 1999 he served as our consultant. Previously, Mr. Traub co-founded Voxware, Inc., a developer of digital speech processing technologies, and served on its board of directors from February 1995 to January 1998 and as its Executive Vice President, Chief Financial Officer and Secretary from February 1995 to April 1998. Prior thereto, Mr. Traub was Vice President of Trans-Resources, Inc., a diversified multinational holding company. Mr. Traub holds a M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Emory University.

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

Fred J. Levin has served as a director since February 2000. Mr. Levin has been the President of the Concord Watch Division of Movado Group, Inc., a manufacturer and marketer of watches, since March 1998. Mr. Levin also served with Movado Group, Inc. as Senior Vice President, International from April 1995 to February 1998 and as Vice President, Distribution from February 1994 to March 1995. Prior thereto, Mr. Levin was a management consultant with McKinsey & Company. Mr. Levin holds a B.S. in Industrial Engineering from Northwestern University and a M.B.A. from the Harvard Graduate School of Business Administration.

Douglas A. Crane has served as a director since June 2000. Mr. Crane has been the manager of corporate strategic planning for Crane & Co., Inc. a manufacturer of paper products, since 1998. Mr. Crane also served with Crane & Co., Inc. as manager of manufacturing technology from 1995 to 1998, and as production manager, project engineer from 1990 to 1995. Mr. Crane holds a B.S. in Biomedical Engineering/Materials Science from Brown University, an MS in Paper Chemistry from the Institute of Paper Science and Technology and a M.B.A. from the Massachusetts Institute of Technology.

Russell LaCoste has served as our Executive Vice President, Corporate Development and Marketing since October 1999. He also served as our Vice President, Sales and Marketing from 1984 to 1992. Mr. LaCoste was Vice President of Sales and Marketing of Kurz Transfer Products, a manufacturer of specialty printing products, from September 1995 to October 1999. From 1992 to September 1995, he was President of Optigraphics Corporation, a specialty printer. Mr. LaCoste holds a B.S. in Marketing from the University of Vermont and a M.B.A. from the University of Bridgeport.

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

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that the reporting requirements of Section 16, as amended, applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for all transactions that occurred during 2000, except that Fred Levin and Douglas Crane, who became directors of ABNH in 2000, did not timely report such events on Form 3. These events have been subsequently reported.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned during 1998, 1999 and 2000 by each individual who served as our CEO or in a similar capacity during 2000 and the next two most highly compensated executive officers during 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG-TERM
                                                           ANNUAL COMPENSATION                     COMPENSATION
                                               --------------------------------------------     -----------------
                                                                                                 SHARES OF COMMON
                                                                             OTHER ANNUAL        STOCK UNDERLYING
                                                SALARY         BONUS       COMPENSATION (1)           OPTIONS
              NAME                YEAR           ($)            ($)               ($)                   (#)
-------------------------------   ----         -------        -------      ----------------      ----------------
Kenneth H. Traub (2)............  1998              --             --                --                     --
President and Chief Executive     1999         253,846        150,000             6,280                350,000
    Officer                       2000         295,449        150,000             9,600                425,000

Salvatore F. D'Amato (3)........  1998              --             --                --                     --
Chairman of the Board             1999         100,100         40,000            54,900                175,000
                                  2000         177,458         70,000            13,380                150,000

Russell LaCoste (4).............  1998              --             --                --                     --
Executive Vice President          1999          51,202         10,000             1,800                150,000
                                  2000         225,000         35,000             9,000                 25,000

Alan Goldstein (5)..............  1998              --             --                --                     --
Chief Financial Officer           1999         112,718         45,000             4,656                100,000
                                  2000         167,083         50,000             5,868                 73,000

-------------------

(1) Other Annual Compensation in 1999 for Mr. D'Amato consisted of $6,690 for the use of an automobile paid for by us and $48,300 that he received from us for his work as a consultant prior to becoming an employee. Other Annual Compensation in 2000 for Mr. D'Amato and 1999 and 2000 for Messrs. Traub, LaCoste and Goldstein consisted of the use of automobiles paid for by us.

(2) Mr. Traub has served as President and Chief Executive Officer since March 2000. He served as President and Chief Operating Officer from February 1999 to March 2000.

(3)  Mr. D'Amato has served as Chairman of the Board since April 1999.

(4) Mr. LaCoste has served as Executive Vice President, Sales and Marketing since October 1999.

(5) Mr. Goldstein has served as Vice President and Chief Financial Officer since April 1999.

The following table provides information concerning option grants during 2000 to the Named Executive Officers. No options were exercised during 2000.

                              OPTION GRANTS IN 2000

                                                                                             POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED ANNUAL
                                                                                             RATES OF STOCK PRICE
                                                                                           APPRECIATION FOR OPTION
                                                  INDIVIDUAL GRANTS                                  TERM
                              ------------------------------------------------------------------------------------
                                SHARES OF      PERCENT OF
                              COMMON STOCK   TOTAL OPTIONS
                               UNDERLYING      GRANTED TO     EXERCISE
                                 OPTIONS      EMPLOYEES IN      PRICE       EXPIRATION         5%           10%
            NAME                   (#)            2000        ($/SHARE)        DATE           ($)           ($)
------------------------------------------------------------------------------------------------------------------
Kenneth H. Traub (1)........     175,000            15.4         2.03125     08/10/10       223,552       566,526
                                 250,000            22.0         1.93750     12/14/10       304,621       771,969

Salvatore F. D'Amato (2)....      75,000             6.6         2.03125     08/10/10        95,808       242,797
                                  75,000             6.6         1.93750     12/14/10        91,386       231,591


Russell LaCoste (3).........      25,000             2.2         2.03125     08/10/10        31,936        80,932

Alan Goldstein (4)..........      33,000             2.9         2.03125     08/10/10        42,156       106,831
                                  40,000             3.5         1.93750     12/14/10        48,739       123,515

-------------------

(1) Mr. Traub has served as President and Chief Executive Officer since March 2000. He served as President and Chief Operating Officer from February 1999 to March 2000.

(2)  Mr. D'Amato has served as Chairman of the Board since April 1999.

(3) Mr. LaCoste has served as Executive Vice President Sales and Marketing since October 1999.

(4) Mr. Goldstein has served as Vice President and Chief Financial Officer since April 1999.

The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2000.

                           2000 YEAR-END OPTION VALUES

                                         SHARES OF COMMON STOCK UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
                                                UNEXERCISED OPTIONS                OPTIONS AT DECEMBER 31, 2000
                                                        (#)                                   ($) (1)
                                         -------------------------------------------------------------------------
    NAME                                 EXERCISABLE         UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Kenneth H. Traub...................        195,833              579,167                --                 --

Salvatore F. D'Amato...............         87,500              237,500                --                 --

Russell LaCoste....................         50,000              125,000                --                 --

Alan Goldstein.....................         50,000              123,000                --                 --

-------------------

(1) Based on the difference between $1.31, which was the closing price per share on December 31, 2000, and the exercise price per share of the options.

STOCK INCENTIVE PLANS

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (the "2000 Plan"), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. Subsequent to the Offering Date, we adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan", and collectively with the 2000 Plan, the "Plans"). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 2,613,000 shares of Common Stock. Options to purchase 2,472,500 shares of common stock were outstanding under the Plans at December 31, 2000. Options to purchase an additional 165,000 shares of common stock were outstanding outside the Plans at December 31, 2000. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with us, unless otherwise determined by the Board of Directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

We intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register all shares of Common Stock issuable under the 1998 Stock Incentive Plan.

RETIREMENT PLANS

On October 1, 1999, we implemented defined contribution plans for our employees. Prior to October 1, 1999, we participated in the defined contribution plan of the Former Parent. Aggregate contributions to such plans, which have been charged to our operations, were approximately $46,000, $77,000 and $200,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

EMPLOYMENT AGREEMENTS

We entered into an employment agreement with Kenneth Traub in February 1999 for an initial term of one year. As amended, the agreement provides for an annual base salary of $300,000, to be increased by not less than 3% per year upon renewal. In addition, Mr. Traub is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $25,000 per quarter. The quarterly bonus is required to be paid unless the Board determines otherwise based on certain factors. Also in connection with the agreement, we granted to Mr. Traub options to purchase up to 250,000 shares of our common stock at an exercise price of $1.75 per share. In May 1999, Mr. Traub was granted additional options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In August 2000 and December 2000, Mr. Traub was granted additional options to purchase up to 175,000 shares of our common stock at an exercise price of $2.03125 and 250,000 shares of our common stock at an exercise price of $1.9375, respectively. In the event of Mr. Traub's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, (1) we are required to pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination (2) we are required to continue any benefits to Mr. Traub and (3) all unvested options to purchase common stock granted under the Plans to him will vest immediately. Upon termination of Mr. Traub's employment following a change of control, or Mr. Traub's resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to twice his annual salary and bonus then in effect if such termination or resignation is within one year of such change of control and an amount equal to three times his salary and bonus then in effect if such termination or resignation is more than one year after such change of control. In connection with his employment agreement, Mr. Traub agreed not to compete with us during his term of employment and for one year thereafter.

We entered into an employment agreement with Salvatore F. D'Amato in April 1999 for an initial term of two years. As amended, the agreement provides for a base salary of $180,000 per year. In addition, Mr. D'Amato is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $10,000 per quarter. The quarterly bonus is required to be paid unless the Board determines otherwise based on certain factors. In connection with the agreement, we granted to Mr. D'Amato options to purchase up to 175,000 shares of our common stock at an exercise price of $2.50 per share. In August 2000, and December 2000 Mr. D'Amato was granted additional options to purchase up to 75,000 shares of our common stock at an exercise price of $2.03125 and 75,000 shares of our common stock at an exercise price of $1.9375, respectively. In the event of Mr. D'Amato's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, we are required to continue to pay his salary then in effect, together with any bonus that may have accrued, for the remainder of his employment term. Upon termination of Mr. D'Amato's employment following a change of control, or Mr. D'Amato's resignation for good reason within one year of a change of control, we are required to pay him an amount equal to his annual salary and bonus. In connection with his employment agreement, Mr. D'Amato agreed not to compete with us during his term of employment and for one year thereafter.

We entered into an employment agreement with Russell LaCoste in September 1999. The agreement provides for a base salary of $225,000 per year. In addition, Mr. LaCoste is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $10,000 per quarter. In connection with the agreement, we granted to Mr. LaCoste options to purchase up to 150,000 shares of our common stock at an exercise price of $2.50 per share. In August of 2000, Mr. LaCoste was granted additional options to purchase up to 25,000 shares of our common stock at an exercise price of $2.03125. In the event of Mr. LaCoste's termination for any reason other than for cause, we are required to continue to pay him his salary then in effect for a period of three months following such termination. Upon termination of Mr. LaCoste's employment within three months before or after a change of control, we are required to pay him an amount equal to $250,000.

We entered into an employment agreement with Alan Goldstein in April 1999 for an initial term of one year. As amended, the agreement provides for an annual base salary of $170,000, to be increased by not less than 3% per year upon renewal. In addition, Mr. Goldstein is eligible to receive bonuses at the discretion of our board of directors, including a target bonus of $10,000 per quarter. In connection with the agreement, we granted to Mr. Goldstein options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In August 2000 and December 2000, Mr. Goldstein was granted additional options to purchase up to 33,000 shares of our common stock at an exercise price of $2.03125 and 40,000 shares of our common stock at an exercise price of $1.9375, respectively. In the event of Mr. Goldstein's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, (1) we are required to pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of six months following such termination or resignation for good reason, (2) we are required to continue any benefits to Mr. Goldstein and (3) all unvested options to purchase common stock granted under the Plans to him will vest immediately. Upon termination of Mr. Goldstein's employment following a change of control, or Mr. Goldstein's resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to nine months of his salary then in effect. In connection with his employment agreement, Mr. Goldstein agreed not to compete with us during his term of employment and for one year thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee currently consists of Messrs. Benton, Levin and Crane. Mr. Crane is an affiliate of Crane & Co., Inc. See "Item 13. Certain Relationships and Related Transactions"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 15, 2001 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulrvard, Elmsford, NY 10523 unless otherwise indicated.

         NAME AND ADDRESS                                                      NUMBER (1)   PERCENTAGE
---------------------------------------------------------------------          ---------    ----------
Crane & Co., Inc.....................................................          3,387,720       18.3%
   30 South Street
   Dalton, MA  01226

Putnam Investments, Inc. (2).........................................          1,920,102       10.4%
    One Post Office Square
    Boston, MA 02109

Libra Advisors, LLC (3)..............................................          1,856,000       10.0%
   277 Park Avenue, 26th Floor
   New York, NY 10172

Kenneth H. Traub (4).................................................            254,167        1.4%

Salvatore F. D'Amato (5).............................................            118,667         *

Russell LaCoste (6)..................................................             78,500         *

Alan Goldstein (7)...................................................             66,667         *

Stephen A. Benton (8)................................................             15,000         *
Fred J. Levin (9)....................................................             10,000         *

Douglas A. Crane (10)..............................................    ..      3,387,720       18.3%

All executives officers and directors as a group
  (7 persons)  (11)..................................................          3,930,721       20.7%

----------------

*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001 are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

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

(3) The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on May 26, 2000. Libra Advisors, LLC, the general partner of Libra Fund, LP owns 1,821,000 shares of common stock. Libra Advisors, LLC is also the investment adviser of an offshore fund that owns 35,000 shares of our common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 1,856,000 shares. Ranjon Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 1,856,000 shares of common stock beneficially owned by Libra Advisors, LLC.

(4) Includes 254,167 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001.

(5) Includes 116,667 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001.

(6) Consists of 75,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001.

(7) Consists of 66,667 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001.

(8) Consists of 15,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001.

(9) Consists of 5,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2001.

(10) Consists of 3,387,720 shares of common stock owned by Crane & Co., Inc., a privately owned corporation that Mr. Crane and his family own. Mr. Crane may be deemed the beneficial owner of the shares held by Crane & Co., Inc.

(11) Includes 532,501 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2000.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ABNH and the Former Parent were related parties until April 4, 1999 at which time the Former Parent's Chairman and Chief Executive Officer resigned as the ABNH's Chairman and Chief Executive Officer.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the federal Bankruptcy Code. On November 3, 2000, the bankruptcy court confirmed the Former Parent's Chapter 11 plan. In connection with negotiations on the Chapter 11 plan, we reached an agreement with the Former Parent to exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between ABNH and the Former Parent, dated July 20, 1998, and all sums allegedly owing by each of ABNH and Former Parent, and its affiliates, to each other. The agreement is subject to the consummation of the Chapter 11 plan and also provides that (i) we will receive 25,000 shares of stock of the reorganized Former Parent, (ii) the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of ours for the period January 1, 1990 through July 20, 1998 and will indemnify us with respect to any such liabilities and (iii) we will withdraw our claim against the Former Parent in the Chapter 11 case. The above described settlement between ABNH and the Former Parent was made a part of the Chapter 11 plan which the bankruptcy court approved on November 3, 2000. The Former Parent has experienced significant financial difficulty. The Former Parent's financial difficulty may result in its inability to perform under the terms of the indemnification provided, which could have a material adverse effect on our financial position, results of operations and cash flows

In connection with the above agreement we included approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates in other income (expenses) on the accompanying statement of operations.

For financial reporting purposes, the amounts due from the Former Parent and affiliates for periods prior to the Offering Date have been classified within stockholders' equity.

On June 30, 2000, we entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and our audit committee of our Board of Directors each be expanded by one position, which was taken by Douglas A. Crane, an affiliate of Crane.

Under the Agreement, Crane has the right to purchase its proportionate share of any new issuance of our securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that we issue shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of our common stock at a price of $3.35 per share.

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of the outstanding securities of ABNH. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our Board of Directors.

During 2000 we entered into agreements with Crane under which we rent factory space and lease employees for our facility in Dalton, MA. Under these agreements we paid Crane $12,000 for the rental of the factory space and $11,000 for the leased employees. In addition we paid Crane $50,000 for leasehold improvements on the rental space.

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

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

          3.1     Amended and Restated Certificate of Incorporation.*

          3.2     Amended and Restated By-Laws.*

          4.1     Form of Common Stock Certificate.*

          4.2 Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (Incorporated by reference on Form 10-Q filed on August 14, 2000.)

          4.3 Warrant Agreement by and between American Bank Note Holographics, Inc. and American Stock & Transfer Company, dated as of December 18, 2000.

          4.4     Form of Warrant Certificate.

         10.1     Form of Separation Agreement.*

         10.2     Form of License Agreement.*

         10.3     Form of Transitional Services Agreement.*

         10.4     Form of Employee Benefits Allocation Agreement.*

         10.5     Form of 1998 Stock Incentive Plan.*

         10.6 Form of 2000 Stock Incentive Plan (Incorporated by reference from the Proxy on Schudule DEF 14A filed on August 11, 2000.)

         10.7     Form of Defined Contribution Plan.*

         10.8 Production Agreement between MasterCard International Incorporated and American Bank Note Holographics, Inc., dated as of February 1, 1996.*

         10.9 Letter Agreement, dated June 29, 1998, between MasterCard International Incorporated and American Bank Note Holographics, Inc., amending the Production Agreement dated as of February 1, 1996.**+

         10.10 Letter Agreement, dated March 3, 1999, between MasterCard International Incorporated and American Bank Note Holographics, Inc., further amending the Production Agreement dated as of February 1, 1996.**

         10.11 Loan and Security Agreement, dated as of September 29, 1999, between Foothill Capital Corporation and American Bank Note Holographics, Inc., together with Amendment No. 1 dated December 31, 1999 and letter dated January 4, 2000.
                 (Incorporated by reference from the Annual Report on Form 10-K for 1999.)

         10.12    Employment Agreement, dated April 20, 1999, between Salvatore
                  F. D'Amato and American Bank Note Holographics, Inc.**

         10.13    Employment Agreement, dated February 3, 1999, between Kenneth
                  H. Traub and American Bank Note Holographics, Inc.**

         10.14 Employment Agreement, dated April 30, 1999, between Alan Goldstein and American Bank Note Holographics, Inc.**

         10.15 Employment Agreement, dated September 15, 1999, between Russell LaCoste and American Bank Note Holographics, Inc.**

----------------

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-51845).

**   Incorporated by reference from the Annual Report on Form 10-K for 1998.

+ Portions have been omitted pursuant to a request for confidential treatment.

(d)      Financial Statement Schedules


         See (a)(2) above.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.


                                TABLE OF CONTENTS




                                                                                                 PAGE
                                                                                                 ----
    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ...............................................     F-2
    INDEPENDENT AUDITORS' REPORT ...........................................................     F-3
    FINANCIAL STATEMENTS:
      Balance Sheets, December 31, 2000 and 1999 ...........................................     F-4
      Statements of Operations for the Years Ended December 31,
         2000, 1999 and 1998 ...............................................................     F-5
      Statements of Stockholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998 ..................................................     F-6
      Statements of Cash Flows for the Years Ended December 31,
         2000, 1999 and 1998 ...............................................................     F-7
      Notes to Financial Statements ........................................................     F-8
      Schedule II - Valuation and Qualifying Accounts ......................................     S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of American Bank Note Holographics, Inc.:

We have audited the accompanying balance sheet of American Bank Note Holographics, Inc. (a Delaware corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule on page S-1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                             Arthur Andersen LLP
New York, New York
March 16, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Bank Note Holographics, Inc.
    Elmsford, New York

We have audited the accompanying balance sheet of American Bank Note Holographics, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying Table of Contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the financial statements, the Company is involved in certain litigation and potential litigation.


Deloitte & Touche LLP
New York, New York
March 29, 2000

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      2000            1999
                                                                    --------        --------
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................       $  7,926        $    266
     Accounts receivable, net of allowance for doubtful
        accounts of $75 and $390 ............................          3,000           3,224
     Inventories, net of allowances of $678 and $2,806 ......          3,015           2,915
     Deferred income taxes ..................................          1,191           2,143
     Prepaid expenses and other .............................            391             282
                                                                    --------        --------
          Total current assets ..............................         15,523           8,830
MACHINERY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS -- Net of accumulated depreciation
   and amortization of $7,709 and $7,115 ....................          5,117           5,195
DEFERRED INCOME TAXES .......................................            727              --
OTHER ASSETS ................................................             14             303
GOODWILL  - Net of accumulated amortization
  of $2,608 and $2,264 ......................................          7,753           8,097
                                                                    --------        --------
TOTAL ASSETS ................................................       $ 29,134        $ 22,425
                                                                    ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .......................................       $  2,298        $  2,494
     Accrued expenses .......................................          2,687           3,266
     Customer advances ......................................            161             607
     Revolving credit .......................................             --              74
     Current portion of notes payable .......................             --             138
     Current portion of long-term debt ......................             --             200
                                                                    --------        --------
          Total current liabilities .........................          5,146           6,779
LONG-TERM DEBT ..............................................             --             800
OTHER LONG-TERM LIABILITIES .................................             --              56
DEFERRED INCOME TAXES .......................................             --           1,335
                                                                    --------        --------
          Total liabilities .................................          5,146           8,970
                                                                    --------        --------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
     Preferred Stock, authorized, 5,000,000 shares; no shares
            issued or outstanding ...........................             --              --
     Common Stock, par value $.01 per share, authorized,
       30,000,000 shares; issued and outstanding, 18,483,720
       shares and 13,636,000 shares .........................            185             136
     Additional paid-in capital .............................         23,994          11,627
     Retained (deficit) earnings ............................           (191)          1,692
                                                                    --------        --------
          Total stockholders' equity ........................         23,988          13,455
                                                                    --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................       $ 29,134        $ 22,425
                                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      2000            1999            1998
                                                    --------        --------        --------

REVENUE:
      Sales .................................       $ 19,029        $ 21,194        $ 29,203
      Royalty income ........................            444             535             554
                                                    --------        --------        --------
           Total revenue ....................         19,473          21,729          29,757
                                                    --------        --------        --------

COSTS AND EXPENSES:
     Cost of goods sold .....................          8,876          11,247          18,727
     Selling and administrative .............          8,085           9,803           6,825
     Research and development ...............            928             261             337
     Depreciation and amortization ..........          1,076           1,026           1,080
                                                    --------        --------        --------
           Total costs and expenses .........         18,965          22,337          26,969
                                                    --------        --------        --------

     Operating income (loss) ................            508            (608)          2,788
                                                    --------        --------        --------

OTHER INCOME (EXPENSE):
     Interest income ........................            229              31             183
     Other income ...........................             --              24              --
     Interest expense .......................           (741)         (1,016)           (583)
     Settlement with Former Parent (Note 7) .            519              --              --
     Settlement of shareholder litigation
        (Note 11)  ..........................         (3,508)             --              --
                                                    --------        --------        --------
           Total other income (expense) .....         (3,501)           (961)           (400)
                                                    --------        --------        --------

(LOSS) INCOME BEFORE PROVISION FOR
       (BENEFIT FROM) INCOME TAXES ..........         (2,993)         (1,569)          2,388

PROVISION FOR (BENEFIT FROM)
       INCOME TAXES .........................         (1,110)           (494)          1,269
                                                    --------        --------        --------

NET (LOSS) INCOME ...........................       $ (1,883)       $ (1,075)       $  1,119
                                                    ========        ========        ========

NET (LOSS) INCOME PER SHARE:
     Basic and diluted ......................       $  (0.12)       $  (0.08)       $   0.08
                                                    ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                                           DUE FROM
                                                     COMMON STOCK          ADDITIONAL      RETAINED         FORMER
                                               ---------------------         PAID-IN      (DEFICIT)       PARENT AND
                                               SHARES         AMOUNT         CAPITAL       EARNINGS       AFFILIATES         TOTAL
                                               ------         ------       ----------      --------       ----------         -----
BALANCE, JANUARY 1, 1998  .............         13,636       $    136       $ 11,627       $ 35,536        $(26,134)       $ 21,165
     Change during year ...............             --             --             --             --          (7,754)         (7,754)
     Deemed dividend to Former Parent
        and affiliates (see Note 1)  ..             --             --             --        (33,888)         33,888              --
     Net income .......................             --             --             --          1,119              --           1,119
                                              --------       --------       --------       --------        --------        --------
BALANCE, DECEMBER 31 1998  ............         13,636            136         11,627          2,767              --          14,530
     Net (loss)  ......................             --             --             --         (1,075)             --          (1,075)
                                              --------       --------       --------       --------        --------        --------

BALANCE, DECEMBER 31, 1999 ............         13,636            136         11,627          1,692              --          13,455
     Equity financing .................          3,388             34          9,109             --              --           9,143
     Issuance of shares in settlement
        of shareholder litigation .....          1,460             15          2,859             --              --           2,874
     Issuance of warrants in settlement
        of shareholder litigation .....             --             --            399             --              --             399
     Net (loss) .......................             --             --             --         (1,883)             --          (1,883)
                                              --------       --------       --------       --------        --------        --------

BALANCE, DECEMBER 31, 2000 ............         18,484       $    185       $ 23,994       $   (191)       $     --        $ 23,988
                                              ========       ========       ========       ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                       2000           1999           1998
                                                                     -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income .......................................       $(1,883)       $(1,075)       $ 1,119
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
        Depreciation and amortization ........................         1,076          1,026          1,080
        Deferred income taxes ................................        (1,110)          (494)        (1,196)
        Deferred financing costs .............................           235            626             --
        Gain on sale of equipment ............................            --            (12)            --
        Non-cash charges relating to the issuance of common
          stock and warrants .................................         3,273             --             --
     Changes in operating assets and liabilities:
        Accounts receivable ..................................           224            799          1,874
        Inventories ..........................................          (100)         2,912            204
        Prepaid expenses and other ...........................           (55)           248           (459)
        Accounts payable, accrued expenses and other .........          (775)        (1,639)         3,313
        Customer advances ....................................          (446)          (853)         1,460
                                                                     -------        -------        -------
          Net cash provided by operating activities ..........           439          1,538          7,395
                                                                     -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ....................................          (654)          (577)          (359)
     Proceeds from sale of equipment .........................            --             38             --
                                                                     -------        -------        -------
          Net cash used in investing activities ..............          (654)          (539)          (359)
                                                                     -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving credit borrowings (repayment), net ............           (74)        (5,517)         4,917
     Notes payable, net ......................................          (194)          (183)           377
     Long-term debt repayment ................................        (1,000)         1,000             --
     Proceeds from equity financing, net of costs ............         9,143             --             --
     Deferred financing costs ................................            --           (352)          (510)
     Advances to Former Parent and affiliates, net ...........            --             --         (7,754)
                                                                     -------        -------        -------
          Net cash provided by (used in) financing activities          7,875         (5,052)        (2,970)
                                                                     -------        -------        -------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ................................................         7,660         (4,053)         4,066
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR .......................................................           266          4,319            253
                                                                     -------        -------        -------
CASH AND CASH EQUIVALENTS, END OF YEAR .......................       $ 7,926        $   266        $ 4,319
                                                                     =======        =======        =======

SUPPLEMENTAL CASH PAYMENTS:
     Taxes (including amounts paid to Former Parent)  ........       $    20        $     1        $ 2,799
                                                                     =======        =======        =======
     Interest ................................................       $   542        $ 1,031        $    --
                                                                     =======        =======        =======

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the "Company") was incorporated in the state of Delaware in August 1985. The Company was until July 20, 1998 (the "Offering Date"), a wholly-owned subsidiary of American Banknote Corporation (the "Former Parent").

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

CASH AND CASH EQUIVALENTS -- All highly liquid investments with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

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

INVENTORIES -- Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Hologram originations (which represent costs of a unique master hologram, that is made to customer specifications and is an integral part of the production process) are capitalized and charged to cost of goods sold over the production period.

REVENUE RECOGNITION-- Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2000 and 1999, accounts receivable from this customer totaled $0.4 million and $0.5 million, respectively. In the first quarter of 1998, the Company recorded sales of approximately $6.5 million under this arrangement.

At December 31, 2000 and 1999, customer advances approximating $0.2 and $0.6 million, respectively, represent payments received from customers for products which have not yet been shipped ($0.2 million and $0.1 million, respectively) and for products shipped with the right of return (none and $0.5 million, respectively) where the Company is unable to reasonably estimate the level of returns. These customer advances are classified as current liabilities on the accompanying balance sheets.

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION -- Machinery and equipment is recorded at cost and depreciated by the straight-line method over the estimated useful lives ranging from 5 to 22 years.

Amortization of leasehold improvements is computed by the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter.

LONG-LIVED ASSETS -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss. If changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition, and records an impairment loss (equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset) if such estimated cash flows are less than the carrying amount of the asset.

GOODWILL -- The excess of cost over net assets acquired is being amortized over 30 years by the straight-line method. The Company reviews enterprise level goodwill for impairment when changes in circumstances, similar to those described above for long-lived assets, indicate that the carrying value may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount.

DEFERRED FINANCING COSTS -- Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the term of the related borrowing using the interest method. The Company has no deferred financing costs capitalized as of December 31, 2000.

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT -- Research and development costs are expensed as incurred.

INCOME TAXES -- The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

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

The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and net income per share amounts as if the fair value method had been adopted are presented in Note 9. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE -- Basic net income per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 15,421,064, 13,636,000 and 13,636,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock (all related to outstanding stock options in 1998). For the years ended December 31, 2000 and 1999, options to purchase 2,472,500 shares and 1,420,000 shares, respectively, of the Company's common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such options would have been antidilutive. For the year ended December 31, 1998, the dilutive effect of approximately 65,000 equivalent shares related to stock options was used in determining the diluted weighted average shares outstanding. For the years ended December 31, 2000, 1999 and 1998, the diluted weighted average number of shares outstanding were 15,421,064, 13,636,000 and 13,701,000, respectively.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS CONCENTRATION RISKS -- Sales to MasterCard were approximately 28%, 27% and 30% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately 75% of the 1998 MasterCard sales were recorded in the first quarter of 1998. At December 31, 2000 and 1999, accounts receivable from MasterCard approximated $0.4 and $0.5 million, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. During 1999, the Company was informed by MasterCard that it believes that the Company breached certain terms of the agreement in 1998 and 1997. The Company has been working closely with MasterCard to address issues raised by MasterCard, and believes its relationship with MasterCard is good. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards (approximately 50 customers) were approximately 19%, 18% and 26% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 2000 and 1999, accounts receivable from these customers approximated $0.6 million and $0.5 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

EXPORT SALES -- Export sales were 31%, 32% and 28% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. All export sales are denominated in United States dollars. At December 31, 2000 and 1999, accounts receivable from these customers approximated $0.9 million and $0.5 million, respectively.

COMPREHENSIVE INCOME -- In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. For each of the years ended December 31, 2000, 1999, 1998, there was no difference between the Company's net income and comprehensive income.

RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has implemented this SAB as of the fourth quarter 2000. The adoption of SAB No. 101 has not had a material impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 during July 2000. The adoption of this interpretation did not have a material impact on the Company's current or historical financial position, results of operations, or cash flows.

In September 2000, the Emerging Issues Task Force, ("EITF") issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Under the provisions of EITF 00-10, amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenues. EITF 00-10 also requires the disclosure in the statement of operations classification of any shipping and handling costs, if material, unless these costs are included in cost of goods sold.

Effective October 1, 2000, the Company adopted EITF 00-10. Shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $377,000, $499,000 and $534,000 for the years ended December 31, 2000, 1999 and
1998, respectively. All comparative prior period financial statements have been reclassified to reflect this change. The adoption of EITF has had no impact on the determination of net income (loss).

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. INVENTORIES

                                                        DECEMBER 31,
                                                   ----------------------
                                                    2000           1999
                                                   -------        -------
                                                      (IN THOUSANDS)
    Finished goods .............................   $ 1,744        $ 3,498
    Finished goods on consignment with customers       435            228
    Work in process ............................       955          1,096
    Origination and cylinder costs .............        --            114
    Raw materials ..............................       559            785
                                                   -------        -------
                                                     3,693          5,721
    Less: Reserve for obsolescence .............      (678)        (2,806)
                                                   -------        -------
                                                   $ 3,015        $ 2,915
                                                   =======        =======

The reduction of the reserve for obsolescence in 2000 was primarily due to the destruction of nonsalable products reserved for in 1998 and 1999.

3. MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                         DECEMBER 31,
                                                     ---------------------
                                                      2000          1999
                                                     -------       -------
                                                        (IN THOUSANDS)
    Machinery and equipment ..................       $11,860       $11,420
    Leasehold improvements ...................           966           890
                                                     -------       -------
                                                      12,826        12,310
    Accumulated depreciation and amortization          7,709         7,115
                                                     -------       -------
                                                     $ 5,117       $ 5,195
                                                     =======       =======

Depreciation and amortization of machinery and equipment and leasehold improvements for the years ended December 31, 2000, 1999 and 1998 were $732,000, $681,000 and $729,000, respectively.


4. ACCRUED EXPENSES

                                                   DECEMBER 31,
                                                -------------------
                                                 2000         1999
                                                ------       ------
                                                   (IN THOUSANDS)
    Accrued contract liability ..........       $  340       $  472
    Accrued interest expense ............           --           36
    Warranty reserve ....................          935          935
    Federal, state and local income taxes          102          143
    Salaries and wages ..................          420          619
    Accrued professional fees ...........          610          240
    Royalty settlement reserve ..........           --          315
    Other ...............................          280          506
                                                ------       ------
                                                $2,687       $3,266
                                                ======       ======

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


5. INCOME TAXES

In accordance with a tax allocation agreement in effect through the Offering Date, the Company was included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of its Former Parent and made payments to the Former Parent based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. The Company computed its Federal, state and local income tax provision as if it was filing separate income tax returns, without regard to the tax allocation agreement. During 2000, the Company and the Former Parent reached an agreement, subject to consummation of the Former Parent's Chapter 11 plan, to exchange mutual, general releases for any obligations each may have to the other pursuant to the Separation Agreement dated July 20, 1998, including all sums allegedly owing by each of the Company and Former Parent, and its affiliates, to each other. The agreement provides, among other things that the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise and similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities. Amounts paid to the Former Parent in excess of amounts which would have been payable had the Company filed separate income tax returns have been charged to Due from Former Parent and affiliates. For periods subsequent to the Offering Date, the Company is filing its own U.S. Federal and state income tax returns.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Provision for (benefit from) income taxes are as follows:

                                   FOR THE YEARS ENDED
                                       DECEMBER 31,
                           -------------------------------------
                             2000           1999           1998
                           -------        -------        -------
                                      (IN THOUSANDS)
Current:
     Federal ..........    $    --        $    --        $ 2,025
     State and local...         --             --            440
                           -------        -------        -------
                                --             --          2,465
                           -------        -------        -------
Deferred:
     Federal ..........       (817)          (383)        (1,020)
     State and local...       (293)          (111)          (176)
                           -------        -------        -------
                            (1,110)          (494)        (1,196)
                           -------        -------        -------
                           $(1,110)       $  (494)       $ 1,269
                           =======        =======        =======

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

5.  INCOME TAXES (CONTINUED)

A reconciliation of the taxes on income and the amount computed by applying the Federal income tax statutory rate of 35% in 2000, 1999 and 1998 follows:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                    -------------------------------------
                                                      2000          1999           1998
                                                    -------        -------        -------
                                                               (IN THOUSANDS)
Statutory tax ...............................       $(1,048)       $  (549)       $   836
Amortization of nondeductible goodwill ......           122            122            122
State and local taxes, net of Federal benefit          (190)           (72)           172
Nondeductible fee ...........................            --             --             84
Other .......................................             6              5             55
                                                    -------        -------        -------
                                                    $(1,110)       $  (494)       $ 1,269
                                                    =======        =======        =======


The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
                                                              (IN THOUSANDS)
Current deferred tax assets:
     Uniform capitalization of inventory ..........       $   253        $   212
     Bad debt reserve .............................            31            160
     Warranty reserve .............................           383            383
     Inventory obsolescence .......................           278          1,150
     Accrued vacation .............................            46             38
     Other liabilities ............................           200            200
                                                          -------        -------
     Net current deferred tax asset ...............       $ 1,191        $ 2,143
                                                          =======        =======
Non current deferred tax asset:
     Net operating loss carryforward ..............       $ 2,274        $   490
Non current deferred tax liabilities:
     Excess tax over book depreciation ............        (1,547)        (1,825)
                                                          -------        -------

     Net non current deferred tax asset (liability)       $   727        $(1,335)
                                                          =======        =======

At December 31, 2000, the Company has net operating loss carryforwards of approximately $5.5 million, which expire through 2020, available to offset future federal taxable income. Current or future changes in ownership could limit the availability to use these net operating loss carryforwards.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

6. REVOLVING CREDIT AGREEMENT

On August 23, 2000, the Company terminated and repaid all outstanding amounts under the Loan and Security Agreement between the Company and Foothill Capital Corporation (as amended, the "Foothill Loan"). The Foothill Loan, which had a maturity date of September 29, 2004 and was secured by substantially all of the Company's assets, provided for borrowings in an aggregate amount of up to $10.0 million, subject to a borrowing base formula, under a revolving credit facility, term loan and capital expenditure loan. Borrowings under the Foothill Loan bore interest at the Lender's reference rate, as defined, plus 1.5%. The Foothill Loan contained restrictive covenants customary for credit facilities of a similar nature as well as specific financial covenants and ratios. At December 31, 1999, the Company had $74,000 outstanding on the revolving credit facility and $1.0 million outstanding on the term loan which was payable in monthly installments of $16,667 beginning January 2000. At December 31, 1999 no loans were outstanding on the capital expenditure line.

On September 29, 1999 contemporaneously with the Foothill Loan, the Company terminated and repaid all outstanding amounts under its previous credit facility agreement. The credit facility was originally entered into on July 20, 1998 and as subsequently amended permitted maximum borrowing of $4.0 million, which was to decline to $2.6 million at December 31, 1999. The amended credit facility matured on January 2000 and provided for borrowings under a revolving credit line bearing interest at the lender's alternative base rate, as defined, plus 2%, subject to a borrowing base formula, as defined.

As a result of terminating the Foothill Loan, the Company incurred in 2000 an early termination fee of $0.1 million and wrote off approximately $0.2 million in unamortized deferred financing costs related to such loans. During 1999, the Company wrote-off unamortized deferred financing costs of approximately $0.6 million relating to the amendments to and repayment of the Company's previous credit facility.

During the years ended December 31, 2000 and 1999 the weighted average interest rate of outstanding borrowings was approximately 9.8% and 8.4%, respectively. The average aggregate borrowings during 2000 and 1999 was approximately $0.9 million and $3.3 million, respectively.

On December 8, 2000, the Company terminated and repaid $59,000 of notes payable which bore interest at 5.85%.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS

The Company and the Former Parent were related parties until April 4, 1999 at which time the Former Parent's Chairman and Chief Executive Officer resigned as the Company's Chairman and Chief Executive Officer. At December 31, 1999, accounts payable and accrued expenses include approximately $0.3 million and $0.2 million, respectively, due to the Former Parent and its affiliates.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the federal Bankruptcy Code. During 2000, the Company submitted a substantial claim against the Former Parent in the bankruptcy proceedings. In connection with negotiations on the Chapter 11 plan, the Company reached an agreement with the Former Parent to exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between the Company and the Former Parent, dated July 20, 1998, and all sums allegedly owing by each of the Company and the Former Parent, and its affiliates, to each other. The agreement is subject to consummation of the Chapter 11 plan and also provides that (i) the Company will receive 25,000 shares of stock of the reorganized Former Parent, (ii) the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities and (iii) the Company will withdraw its claim against the Former Parent in the Chapter 11 case. The above described settlement between the Company and the Former Parent was made a part of the Chapter 11 plan which the bankruptcy court approved on November 3, 2000.

In connection with the above agreement the Company included in the accompanying statement of operations in 2000, approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates.

In addition to the above, the Company sold $1.0 million and $0.6 million of products and services in 1999 and 1998, respectively, to its Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the normal course of business in 1999 and 1998. At December 31, 1999, trade accounts receivable from the Former Parent and affiliates were $31,000. Included in the above, the Company acted as a subcontractor to an affiliate of the Former Parent under a government contract. Sales under this subcontract, which are billed to the affiliate of the Former Parent approximated $0.2 million and $0.3 million in 1999 and 1998, respectively. At December 31, 1999, trade accounts receivable from the affiliate of the Former Parent under this sub-contract of $135,000 were reclassified to accrued expenses to reduce reserves for royalties in accordance with an agreement with the Former Parent in which the Former Parent used the proceeds from such sales to settle certain litigation involving royalties in which the Company and the Former Parent were joint defendants.

The 1998 financial statements reflect both allocated and, where readily determinable, actual expenses for services provided by the Company's Former Parent and affiliates. Where allocations have been utilized, the Company, its Former Parent and affiliates recorded transactions based upon systematic

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.  RELATED PARTY TRANSACTIONS (CONTINUED)

and reasonable methods, including but not limited to sales, asset values and headcount, all as a percent of total.

The amounts by major category of historical transactions with the Former Parent and affiliates for the year ended December 31, 1998 follow:

                                                       1998
                                                       ----
                                                   (IN THOUSANDS)
Due from (to) Former Parent and affiliates:
  Balance at beginning of year ...............       $ 26,134
     Income tax liability payable to Former
       Parent ................................         (2,272)
     Taxes paid to Former Parent .............          2,422
     Cash advances to Former Parent ..........          7,685
     Allocation of employee benefits(1)  .....           (402)
     Sales to affiliates .....................             --
     Allocation of security services .........           (100)
     Sales and administration expenses(2)  ...           (244)
     Allocation of general liability insurance             --
     Intercompany interest(3) ................            156
     Reversal of SERP liability ..............            (56)
     Executive benefits(4)  ..................            (13)
     Other ...................................            578
     Deemed dividend to Former Parent (see
       Note 8) ...............................        (33,888)
                                                     --------
  Balance at end of year .....................       $     --
                                                     ========


(1)  Primarily medical, life and disability insurance premiums.

(2)  Includes legal fees and allocated portion of audit fees.

(3) Included in the above balances is a $5.3 million note receivable from the Former Parent that bore interest at 5.75% per annum.

(4)  Includes value of restricted stock of the Former Parent.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

On June 11, 1998, the Company declared a 1,363.6 to one stock split, effective July 2, 1998, in the form of a stock dividend to the Former Parent, of its Common Stock and increased its authorized Common Stock to 30,000,000 shares and its authorized Preferred Stock to 5,000,000 shares. On July 20, 1998, the Former Parent completed the sale of 13,636,000 shares of the Company's common stock in a public offering (the "Offering"), representing its entire investment in the Company. In connection with the Offering, the amounts due from the Former Parent and affiliates of approximately $33.9 million were canceled and deemed to be a dividend (see Note 7). For financial reporting purposes, the amounts due from the Former Parent and affiliates prior to the Offering Date have been classified within stockholders' equity.

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that the Board of Directors of the Company and the audit committee of the Board of Directors each be expanded by one position, which taken by Douglas A. Crane, an affiliate of Crane.

Under the Agreement, Crane has the right to purchase its proportionate share of any new issuance of the Company's securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company's common stock at a price of $3.35 per share. As of March 15, 2001, no proportionate purchase has been made.

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

During 2000 the Company entered into agreements with Crane under which the Company rents factory space and leases employees for the Company's facility in Dalton, MA. Under these agreements the Company paid Crane $12,000 for the rental of the factory space and $11,000 for the leased employees. In addition the Company paid Crane $50,000 for leasehold improvements on the rental space.

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                         NOTES TO FINANCIAL STATEMENTS

9. STOCK INCENTIVE PLANS

On August 4, 2000, the Company adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (the "2000 Plan"), which was subsequently approved by the Company's stockholders at the annual meeting on September 12, 2000. Subsequent to the Offering Date, the Company adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan", and collectively with the 2000 Plan, the "Plans"). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of the Company. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 2,613,000 shares of Common Stock. Options to purchase 2,472,500 shares of common stock were outstanding under the Plans at December 31, 2000. Options to purchase an additional 165,000 shares of common stock were outstanding outside the Plans at December 31, 2000. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant.
Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with the Company, unless otherwise determined by the Board of Directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

A summary of the status of the Company's outstanding stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended follows:

                                                           2000                         1999                          1998
                                                -------------------------     ------------------------      -----------------------
                                                                 WEIGHTED                     WEIGHTED                     WEIGHTED
                                                                 AVERAGE                      AVERAGE                      AVERAGE
                                                                 EXERCISE                     EXERCISE                     EXERCISE
                                                   SHARES         PRICE          SHARES         PRICE        SHARES          PRICE
                                                -----------      --------     -----------     --------      ----------     --------
Outstanding, beginning of year ...........       1,420,000        $3.22          984,250        $8.50               --       $  --
     Granted .............................       1,136,500         1.99        1,244,000         2.35          984,250        8.50
     Forfeited ...........................         (84,000)        4.32         (808,250)        8.31               --
                                                ----------                    ----------                    ----------
Outstanding, end of year .................       2,472,500         2.64        1,420,000         3.22          984,250        8.50
                                                ==========                    ==========                    ==========
Exercisable, end of year .................         696,666         3.38           67,333         8.50               --        8.50
                                                ==========                    ==========                    ==========
Weighted average fair value of
   options outstanding during the year ...      $     1.56                    $     1.97                    $     6.19
                                                ==========                    ==========                    ==========

                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                         NOTES TO FINANCIAL STATEMENTS

9.  STOCK INCENTIVE PLANS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                     WEIGHTED-
                                                                      AVERAGE                 WEIGHTED-
                                                                     REMAINING                 AVERAGE
          RANGE OF                      NUMBER                      CONTRACTUAL                EXERCISE
       EXERCISE PRICES                OUTSTANDING                  LIFE (YEARS)                 PRICE
       ---------------                -----------                  ------------                 -----
      $1.6875 to $8.50                 2,472,500                       8.90                     $ 3.38


The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's 2000, 1999 and 1998 net income (loss) and basic and diluted net income (loss) per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       2000             1999             1998
                                                     ---------        ---------        ---------
Net income (loss):
     As reported                                     $  (1,883)       $  (1,075)       $   1,119
                                                     =========        =========        =========
     Pro forma                                       $  (2,598)       $  (2,295)       $     132
                                                     =========        =========        =========
Basic and diluted net income (loss) per share:
     As reported                                     $   (0.12)       $   (0.08)       $    0.08
                                                     =========        =========        =========
     Pro forma                                       $   (0.17)       $   (0.17)       $    0.01
                                                     =========        =========        =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                   2000                 1999                 1998
                              --------------       --------------       --------------
Expected volatility                    70.10%               71.25%               71.25%
Risk-free interest rate       5.23% to 6.60%       4.84% to 5.92%                 5.48%
Dividend yield                            --                   --                   --
Expected life                      7.5 years            7.5 years            7.5 years

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

10. EMPLOYEE BENEFITS PLANS

RETIREMENT PLANS -- On October 1, 1999, the Company implemented defined contribution plans for its employees. Prior to October 1, 1999, the Company participated in the defined contribution plan of the Former Parent. Aggregate contributions to such plans, which have been charged to the Company's operations, were approximately $46,000, $77,000 and $200,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE PLANS -- Prior to the Offering Date, the Company participated in benefit plans of affiliates of its Former Parent, which provided certain postretirement health care and life insurance benefits for certain eligible employees. Under the terms of these plans, the Company's employees could become eligible for these benefits if they reached normal retirement age, with certain service requirements during the period in which the Company participated in those plans. The Company accrued the estimated cost of retiree benefit payments (other than pensions) during the years an employee provided services. The Former Parent's plans are not funded and the Company is not responsible for the benefits to be provided to employees who retired from the Company prior to the Offering Date or who had qualified for such benefits as of the Offering Date. During the year ended December 31, 1998, costs relating to these plans approximated $21,000. During 1999, the Company determined that it would not continue this plan for current employees. Included in selling and administrative expenses for the year ended December 31, 1999, is approximately $0.4 million relating to the reversal of this unfunded obligation.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

SEC AND U.S. ATTORNEY INVESTIGATIONS -- On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate the Company's previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of the Company and has accepted the Company's offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability the Company has agreed to pay a $75,000 fine, which the Company recorded as a charge to its statement of operations in the fourth quarter of 2000, because former senior officers of the Company allegedly violated provisions of the Foreign Corrupt Practices Act. It is anticipated that the order will be approved and filed by the Secretary of the SEC in the near future.

The U.S. Attorney's Office for the Southern District of New York had also commenced an investigation in 1999 in connection with matters giving rise to the need to restate the Company's previously issued financial statements, as well as a possible violation in 1998 of the Foreign Corrupt Practices Act by certain former senior officers of the Company. The Company has been advised that it is not a target of the investigation and management does not, therefore, anticipate any action being taken against the Company by the United States Attorney's Office.

LITIGATION -- A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and its previous auditors, had been filed in the United States District Court for the Southern District of New York (the "Court"). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees.

In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for the Company and the Former Parent will pay $12,500,000, the previous auditors will pay $2,350,000 and the Company will issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The shares, which will be issued in 2001 (365,000 have been issued through March 15, 2001), have been included in shares outstanding in the accompanying financial statements. The warrants will be exercisable for a 30 month period commencing on December 15, 2000.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Former Parent will also issue and distribute certain of its securities as part of the settlement. In regard to the settlement, the Company recorded a charge to its statement of operations in fourth quarter of 2000 of $3,356,000. Such charge was comprised of the cost of the Company's common stock issued at the closing price of the stock on the day of final settlement, the value of the warrants issued, which value was determined using the Black-Scholes option pricing model, and other related costs.

In 1994, plaintiffs, K.A.H. Company, Inc. and Kenneth A. Haines, filed suit against the Company, the Former Parent and ABNH Research Co., Inc. in the Supreme Court of the State of New York, County of New York. A judgment was entered on March 19, 1999 for $175,639, with attorney's fees still to be assessed. On February 2, 2000, the plaintiffs and defendants settled all claims, including attorney's fees, for $300,000, all of which has been paid. The full amount of this settlement was accrued at December 31, 1998.

On August 17, 1999, the Company commenced an action seeking recovery of approximately $350,000 on a claim arising from amounts owed to the Company for holographic materials sold and delivered in July 1999. On December 1, 1999, the Company received the defendant's answers to its complaint and counterclaims alleging millions of dollars in damages arising from the Company's alleged breach of a 1993 agreement pursuant to which the Company sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted the Company's motion for summary judgment with respect to the claim. On March 15, 2000, the Company entered into a settlement agreement with the defendant under which the defendant agreed to pay $346,000 and the parties exchanged general releases of all claims. The Company also agreed that it would resume shipments under the May 1998 purchase order.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 1998, the Company fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that the Company breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. On May 29, 2000 the Company entered into a settlement with the customer under which the Company will provide a product credit which the customer may apply against future invoices on certain products sold to it by the Company. The parties also exchanged general releases of all claims. The Company recorded a $775,000 warranty reserve during the first quarter of 1999, in regard to this matter, which the Company considers to be a reasonable estimate of the cost of the settlement. In the third quarter of 2000 the Company's insurance carriers agreed to pay $750,000 to the Company as a product liability reimbursement on this matter.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 2000 and 1999, accruals for litigation matters approximated $40,000 and $315,000, respectively. It is anticipated that the $40,000 accrual will be paid in 2001. The Company believes, based on information known at December 31, 2000, that anticipated probable costs of litigation matters as of December 31, 2000 have been adequately provided to the extent determinable.

INDEMNIFICATION FROM FORMER PARENT -- As described above and in Notes 5 and 7, during 2000, the Company and its Former Parent entered into an agreement, which, among other matters, provide for the indemnification, under certain circumstances, of the Company by the Former Parent. The Former Parent has experienced significant financial difficulty, which may result in its inability to perform under the terms of the indemnification provided, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Net rental expense was approximately $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, future minimum lease payments under noncancelable operating leases are as follows: $1.1 million in 2001; $0.9 million in 2002; $0.8 million in 2003; $0.8 million in 2004; $0.8 million in 2005; and $1.2 million thereafter.

EMPLOYMENT AGREEMENTS -- In 1999, the Company entered into employment agreements with certain officers, which provide for among other matters minimum compensation of approximately $627,000 in 2001 and $75,000 in 2002. The agreements also provide for bonuses. In connection with these agreements, the Company granted options to acquire 1,448,000 shares of its Common Stock at prices ranging from $1.75 to $2.88 per share, representing the fair market value of the Company's Common Stock on the dates of grant.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

12.  SPECIAL INVESTIGATION AND RELATED RESTATEMENT EXPENSES

During 1999, the Audit Committee of the Company's Board of Directors commenced a special investigation into the events that resulted in the need to restate the Company's financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998. The costs of the special investigation and related restatement effort and legal defense approximated $3.5 million, net of insurance reimbursements of $0.6 million, and are included within selling and administrative expenses, in 1999, in the accompanying statements of operations.

                                                                     SCHEDULE II

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    ADDITIONS
                                                             -------------------------
                                               BALANCE,      CHARGED TO     CHARGED TO                   BALANCE,
                                              BEGINNING       COSTS AND        OTHER                        END
                DESCRIPTION                    OF YEAR        EXPENSES       ACCOUNTS     DEDUCTIONS      OF YEAR
                -----------                   ---------      ----------     ----------    ----------     --------
                                                                        (IN THOUSANDS)
  Year ended December 31, 2000:
       Allowance for doubtful accounts
         (deducted from accounts
         receivable)...................       $   390           $     81                  $    396 (1)    $   75
                                              =======           ========                  ========        ======
       Allowance for obsolescence
         (deducted from inventory).....        $2,806           $    244                  $  2,372         $ 678
                                               ======           ========                  ========         =====

  Year ended December 31, 1999:
       Allowance for doubtful accounts
         (deducted from accounts
         receivable)...................       $   131           $    342                  $     83 (1)     $ 390
                                              =======           ========                 =========         =====
       Allowance for obsolescence
         (deducted from inventory).....       $ 2,756           $  1,295                  $  1,245        $2,806
                                              =======           ========                  ========        ======

  Year ended December 31, 1998:
       Allowance for doubtful accounts
         (deducted from accounts
         receivable)...................       $   168           $    379                  $     416 (1)   $  131
                                              =======           ========                  =========       ======
       Allowance for obsolescence
         (deducted from inventory).....       $   467           $  2,289                  $      --       $2,756
                                              =======           ========                  =========       ======

----------

(1)  Accounts deemed to be uncollectible, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.



                                      By: /s/ Kenneth H. Traub
                                          --------------------------------------
                                          Kenneth H. Traub
                                          President and Chief Executive Officer

MARCH 30, 2001
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                         TITLE                                DATE
---------                                                         -----                                ----
/s/ Kenneth H. Traub                          President, Chief Executive Officer and                March 30, 2001
-------------------------------------
KENNETH H. TRAUB                              Director (Principal Executive Officer)

/s/ Alan Goldstein                            Chief Financial Officer                               March 30, 2001
-------------------------------------
ALAN GOLDSTEIN                                (Principal Financial and
                                              Accounting Officer)
/s/ Salvatore F. D'Amato                      Chairman of the Board                                 March 30, 2001
-------------------------------------
SALVATORE F. D'AMATO

/s/ Stephen A. Benton                         Director                                              March 30, 2001
-------------------------------------
STEPHEN A. BENTON

/s/ Fred J. Levin                             Director                                              March 30, 2001
-------------------------------------
FRED J. LEVIN

/s/ Douglas A. Crane                          Director                                              March 30, 2001
-------------------------------------
DOUGLAS A. CRANE