Form 10-Q
period 2001-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2001-05-08
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

X  Yes ___ No


The aggregate number of shares of common stock, $.01 par value, outstanding on May 7, 2001 was 17,388,720.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                      INDEX





                                                                                                       PAGE
                                                                                                        NO.
     PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets as of
                March 31, 2001 (Unaudited) and December 31, 2000...............................          3

             Unaudited Condensed Statements of Operations
                For the Three Months Ended March 31, 2001 and 2000.............................          4

             Unaudited Condensed Statements of Cash Flows
                For the Three Months Ended March 31, 2001 and 2000.............................          5

             Notes to Unaudited Condensed Financial Statements.................................          6

     Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................          9

     Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk..........................................................         11

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.................................................................         12

     Item 6. Exhibits and Reports on Form 8-K..................................................         12

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)



                                                                              March 31,    December 31,
                                                                                2001            2000
                                                                             -----------   ------------
                                                                             (Unaudited)
                                 ASSETS
Current Assets:
   Cash and cash equivalents.........................................         $   7,056      $  7,926
   Accounts receivable, net of allowance for
      doubtful accounts of $75.......................................             3,273         3,000
   Inventories, net of allowances of $721 and $678...................             3,664         3,015
   Deferred income taxes.............................................             1,205         1,191
   Prepaid expenses and other........................................               267           391
                                                                              ---------      --------
      Total current assets...........................................            15,465        15,523
Machinery, equipment and leasehold improvements,
   net of accumulated depreciation and amortization
   of $7,884 and $7,709..............................................             5,007         5,117
Deferred income taxes................................................               519           727
Other assets.........................................................                14            14
Goodwill, net of accumulated amortization
   of $2,694 and $2,608..............................................             7,667         7,753
                                                                              ---------      --------

Total Assets.........................................................         $  28,672      $ 29,134
                                                                              =========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..................................................         $   2,121      $  2,298
   Accrued expenses..................................................             2,093         2,687
   Customer advances.................................................               180           161
                                                                              ---------      --------
      Total current liabilities......................................             4,394         5,146
                                                                              ---------      --------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares;
      no shares issued or outstanding................................               --            --
   Common stock, par value $.01 per share, authorized
      30,000,000 shares; issued and outstanding 18,483,720 shares....               185           185
   Additional paid-in-capital........................................            23,994        23,994
   Retained earnings (deficit).......................................                99          (191)
                                                                              ---------       -------
      Total Stockholders' Equity.....................................            24,278        23,988
                                                                              ---------      --------

Total Liabilities and Stockholders' Equity...........................         $  28,672      $ 29,134
                                                                              =========      ========


             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)



                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 2001         2000
                                                               -------      -------
Revenue:
   Sales...........................................            $ 5,032      $ 4,875
   Royalty income..................................                105          142
                                                               -------      -------
                                                                 5,137        5,017
Costs and expenses:
   Cost of goods sold..............................              2,373        1,957
   Selling and administrative......................              1,814        2,123
   Research and development........................                302          161
   Depreciation and amortization...................                261          266
                                                               -------      -------
                                                                 4,750        4,507
                                                               -------      -------

Operating income...................................                387          510

Interest income (expense)..........................                 97         (118)
                                                               -------      -------

Income before provision for income taxes...........                484          392
Provision for income taxes.........................                194          157
                                                               -------      -------

Net income.........................................            $   290      $   235
                                                               =======      =======

Net income per share:
   Basic and diluted...............................            $  0.02      $  0.02
                                                               =======      =======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                             2001                2000
                                                                            ------              -------
Cash flows from operating activities:
   Net income ..............................................               $   290                $ 235
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization .....................                   261                  266
         Deferred income taxes .............................                   194                  157
         Deferred financing costs ..........................                  --                     12
      Changes in operating assets and liabilities:
         Accounts receivable ...............................                  (273)                 460
         Inventories .......................................                  (649)                (239)
         Prepaid expenses and other ........................                   124                   27
         Accounts payable, accrued expenses and other ......                  (771)                (634)
         Customer advances .................................                    19                 (108)
                                                                            ------                -----

Net cash (used in) provided by operating activities ........                  (805)                 176
                                                                            ------                -----

Cash flows from investing activities:
   Capital expenditures ....................................                   (65)                (123)
                                                                            ------                -----

Net cash used in investing activities ......................                   (65)                (123)
                                                                            ------                -----

Cash flows from financing activities:
   Revolving credit borrowings, net ........................                  --                     28
   Notes payable repayment .................................                  --                    (78)
   Long-term debt repayment ................................                  --                    (50)
                                                                            ------                -----

Net cash used in financing activities ......................                  --                   (100)
                                                                            ------                -----

Decrease in cash and cash equivalents ......................                  (870)                 (47)
Cash and cash equivalents, beginning of period .............                 7,926                  266
                                                                            ------                -----

Cash and cash equivalents, end of period ...................                $7,056                $ 219
                                                                            ======                =====

Supplemental cash payments:
   Taxes ...................................................                $ --                  $  20
                                                                            ======                =====

   Interest ................................................                $ --                  $ 115
                                                                            ======                =====

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

REVENUE RECOGNITION

The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", during 2000. SAB 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues.

Sales are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used.

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2001 and December 31, 2000 accounts receivable from this customer totaled $0.7 million and $0.4 million, respectively.

At March 31, 2001 and December 31, 2000, customer advances approximating $0.2 million and $0.2 million, respectively, represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Effective October 1, 2000, the Company adopted Emerging Issues Task Force, ("EITF") 00-10. Shipping and handling amounts billed to customers amounted to $99,000 and $106,000 for the three months ended March 31, 2001 and 2000, respectively, and are included in sales. Shipping and handling costs are included in selling and administrative expenses. The adoption of EITF has had no impact on the determination of net income.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 and 13,636,000 in the three months ended March 31, 2001 and 2000, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended March 31, 2001, the diluted number of weighted average shares outstanding was the same as the basic number of weighted average shares outstanding because the exercise price of the outstanding stock options was greater than the average market value of the underlying common stock for the period, making them antidilutive. For the three months ended March 31, 2000, the diluted number of weighted average shares outstanding was 13,697,388.

BUSINESS INFORMATION

Sales to MasterCard were approximately 33% and 32% of sales for the three months ended March 31, 2001 and 2000, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards were approximately 21% and 18% of sales for the three months ended March 31, 2001 and 2000, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $0.8 million and $0.6 million at March 31, 2001 and December 31, 2000, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations.

In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 during July 2000. The adoption of this interpretation did not have a material impact on the Company's current or historical financial position, results of operations, or cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                              March 31,              December 31,
                                                                2001                     2000
                                                             -----------             ------------
                                                             (Unaudited)
     Finished goods .................................           $ 1,809                $ 1,744
     Finished goods on consignment with customers ...               421                    435
     Work in process ................................             1,276                    955
     Raw materials ..................................               879                    559
                                                                -------                -------
                                                                  4,385                  3,693
     Less:  Reserve for obsolescence ................              (721)                  (678)
                                                                -------                -------
                                                                $ 3,664                $ 3,015
                                                                =======                =======

NOTE C - COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate the Company's previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of the Company and has accepted the Company's offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability the Company has agreed to pay a $75,000 fine because former senior officers of the Company allegedly violated provisions of the Foreign Corrupt Practices Act. The Company recorded the fine as a charge to its statement of operations in the fourth quarter of 2000. It is anticipated that the order will be approved and filed by the Secretary of the SEC in the near future.

OTHER

A consolidated class action complaint against the Company, certain of its former officers and directors, American Banknote Corporation (the "Former Parent"), the four co-lead underwriters of the Offering and its previous auditors, had been filed in the United States District Court for the Southern District of New York (the "Court"). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company's Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees.

In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for the Company and the Former Parent will pay $12,500,000, the previous auditors will pay $2,350,000 and the Company has issued and will distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The shares, which will be distributed in 2001 (365,000 have been distributed through May 7, 2001), have been included in shares outstanding in the accompanying financial statements. The warrants are exercisable for a 30 month period commencing on December 11, 2000.

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

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides Crane with the right to purchase its proportionate share of any new issuance of the Company's securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company's common stock at a price of $3.35 per share. As of May 7, 2001, no proportionate purchase has been made.

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

OVERVIEW

The Company originates, mass-produces and markets holograms. The Company's holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. The Company's ability to control the diffraction of light ("origination") using proprietary processes in a secure, controlled manufacturing environment has enabled the Company to become a market leader in security holography. The Company's products are used by over 150 companies worldwide. The Company also produces non-secure holograms for packaging and promotional applications.

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

A significant portion of the Company's business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company's sales. Sales to MasterCard were approximately 33% and 32% of sales for the three months ended March 31, 2001 and 2000, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 21% and 18% of sales for the three months ended March 31, 2001 and 2000, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2001 and December 31, 2000, accounts receivable from this customer totaled $0.7 million and $0.4 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

Sales. Sales increased by $0.1 million, or 3.2%, from $4.9 million for the three months ended March 31, 2000 to $5.0 million for the three months ended March 31, 2001. The increase in sales was due to increases in sales of security holograms for credit cards and non credit card security holograms.

Royalty Income. Royalty income decreased from $142,000 for the three months ended March 31, 2000 to $105,000 for the three months ended March 31, 2001 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold increased by $0.4 million, from $2.0 million for the three months ended March 31, 2000 to $2.4 million for the three months ended March 31, 2001. As a percentage of sales, cost of goods sold increased from 40.1% in the three months ended March 31, 2000 to 47.2% for the same period in 2001. The increase is primarily due to the increase in sales (1%) and changes in the Company's product mix (6%).

Selling and Administrative. Selling and administrative expenses decreased by $0.3 million, from $2.1 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in professional fees of $0.4 million offset partially by increases in selling and administrative salaries and benefits of $0.1 million.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income (Expense). Interest income (expense) increased by $0.2 million for the three months ended March 31, 2001 primarily as a result of higher cash balances for investment and the reduction of debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $7.1 million in cash and cash equivalents and working capital of $11.0 million. The cash balance includes the proceeds generated by the equity investment in the Company by Crane on June 30, 2000, net of the repayment of the Foothill Capital Corporation loan.

The Company's operating activities used cash of $0.8 million for the three months ended March 31, 2001, compared to provided cash of $0.2 million for the three months ended March 31, 2000. Cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities increased $0.1 million in the three months ended March 31, 2001 from the comparable period in 2000. Cash flows resulting from changes in operating assets and liabilities decreased by $1.1 million in the three months ended March 31, 2001 from the three months ended March 31, 2000 due to increases in cash used for accounts receivable, inventories and accounts payable of $1.3 million offset partially by increases in cash provided by prepaid expenses and customer advances of $0.2 million.

Investing activities for the three months ended March 31, 2001 and 2000 used cash of $65,000 and $123,000, respectively, for capital expenditures.

There were no financing activities for the three months ended March 31, 2001. The activity in 2000 was comprised of the repayment of the debt aggregating $0.1 million.

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

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN BANK NOTE
                                           HOLOGRAPHICS, INC.

                                           By: s/ Kenneth H. Traub
                                           ---------------
                                           Kenneth H. Traub
                                           President and Chief Executive Officer

                                           By: s/ Alan Goldstein
                                           ---------------
                                           Alan Goldstein
                                           Vice President,
                                           Chief Financial Officer and
                                           Chief Accounting Officer

Date:  May 8, 2001