Form 10-Q
period 2001-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2001-08-08
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The aggregate number of shares of common stock, $.01 par value, outstanding on August 8, 2001 was 17,388,720.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                  NO.
     PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets as of
                June 30, 2001 (Unaudited) and December 31, 2000...........................         3

             Unaudited Condensed Statements of Operations
                For the Three and Six Months Ended June 30, 2001 and 2000.................         4

             Unaudited Condensed Statements of Cash Flows
                For the Six Months Ended June 30, 2001 and 2000...........................         5

             Notes to Unaudited Condensed Financial Statements............................         6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............................         9

     Item 3. Quantitative and Qualitative Disclosures
               About Market Risk..........................................................        12

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings............................................................        12

     Item 6. Exhibits and Reports on Form 8-K.............................................        12

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

                                                                              June 30,     December 31,
                                                                                2001           2000
                                                                                ----           ----
                                                                             (Unaudited)
                                 ASSETS
Current Assets:
   Cash and cash equivalents.........................................         $   7,062      $  7,926
   Accounts receivable, net..........................................             3,200         3,000
   Inventories, net of allowances of $767 and $678...................             3,673         3,015
   Deferred income taxes.............................................             1,227         1,191
   Prepaid expenses and other........................................               306           391
                                                                              ---------      --------
      Total current assets...........................................            15,468        15,523
Machinery, equipment and leasehold improvements,
   net of accumulated depreciation and amortization
   of $8,061 and $7,709..............................................             4,887         5,117
Deferred income taxes................................................               337           727
Goodwill, net of accumulated amortization
   of $2,780 and $2,608..............................................             7,581         7,753
Other assets.........................................................                44            14
                                                                              ---------      --------

Total Assets.........................................................         $  28,317      $ 29,134
                                                                              =========      ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..................................................         $   1,594      $  2,298
   Accrued expenses..................................................             2,021         2,687
   Customer advances.................................................               185           161
                                                                              ---------      --------
      Total current liabilities......................................             3,800         5,146
                                                                              ---------      --------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares;
      no shares issued or outstanding................................               --            --
   Common stock, par value $.01 per share, authorized
      30,000,000 shares; issued and outstanding 18,483,720 shares....               185           185
   Additional paid-in-capital........................................            23,994        23,994
   Retained earnings (deficit).......................................               338          (191)
                                                                              ---------      --------
      Total Stockholders' Equity.....................................            24,517        23,988
                                                                              ---------      --------

Total Liabilities and Stockholders' Equity...........................         $  28,317      $ 29,134
                                                                              =========      ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)


                                                    Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,
                                                         --------                         --------
                                                   2001            2000             2001            2000
                                                   ----            ----             ----            ----
Revenue:
   Sales ...............................        $  5,008        $  4,485         $ 10,040        $  9,360
   Royalty income ......................             105              98              210             240
                                                --------        --------         --------        --------
                                                   5,113           4,583           10,250           9,600
Costs and expenses:
   Cost of goods sold ..................           2,469           2,033            4,842           3,990
   Selling and administrative ..........           1,779           1,789            3,593           3,912
   Research and development ............             272             177              574             338
   Depreciation and amortization .......             263             256              524             522
                                                --------        --------         --------        --------
                                                   4,783           4,255            9,533           8,762
                                                --------        --------         --------        --------

Operating income .......................             330             328              717             838

Interest income (expense), net .........              69            (127)             166            (245)
                                                --------        --------         --------        --------

Income before provision for income taxes             399             201              883             593
Provision for income taxes .............             160              80              354             237
                                                --------        --------         --------        --------

Net income .............................        $    239        $    121         $    529        $    356
                                                ========        ========         ========        ========

Net income per share:
   Basic and diluted ...................        $   0.01        $   0.01         $   0.03        $   0.03
                                                ========        ========         ========        ========

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)


                                                                      Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                     2001            2000
                                                                     ----            ----
Cash flows from operating activities:
   Net income ............................................        $   529         $   356
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization ...................            524             522
         Deferred income taxes ...........................            354             237
         Deferred financing costs ........................             --              24
      Changes in operating assets and liabilities:
         Accounts receivable .............................           (200)            663
         Inventories .....................................           (658)           (490)
         Prepaid expenses and other ......................             55             161
         Accounts payable, accrued expenses and other ....         (1,370)         (1,214)
         Customer advances ...............................             24            (395)
                                                                  -------         -------

Net cash used in operating activities ....................           (742)           (136)
                                                                  -------         -------

Cash flows from investing activities:
   Capital expenditures ..................................           (122)           (223)
                                                                  -------         -------

Net cash used in investing activities ....................           (122)           (223)
                                                                  -------         -------

Cash flows from financing activities:
   Revolving credit borrowings, net ......................             --             692
   Notes payable repayment ...............................             --            (130)
   Long-term debt repayment ..............................             --            (100)
   Equity financing, net of costs ........................             --           9,143
                                                                  -------         -------

Net cash provided by financing activities ................             --           9,605
                                                                  -------         -------
(Decrease) increase in cash and cash equivalents .........           (864)          9,246
Cash and cash equivalents, beginning of period ...........          7,926             266
                                                                  -------         -------

Cash and cash equivalents, end of period .................        $ 7,062         $ 9,512
                                                                  =======         =======

Supplemental cash payments:
   Taxes .................................................        $    --         $    20
                                                                  =======         =======

   Interest ..............................................        $    --         $   121
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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company's audited financial statements included in the Company's filings made with the Securities and Exchange Commission ("SEC"). The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of the interim period presented but are not necessarily indicative of the results that may be expected for a full year.

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

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Effective October 1, 2000, the Company adopted Emerging Issues Task Force, ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling amounts billed to customers are included in sales and amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2001, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2000, respectively. Shipping and handling costs are included in selling and administrative expenses. The adoption of EITF has had no impact on the determination of net income.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three and six months ended June 30, 2001. The basic weighted average number of shares outstanding were 13,673,228 and 13,654,614 in the three and six months ended June 30, 2000, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and six months ended June 30, 2001, the diluted number of weighted average shares outstanding were 18,502,239 and 18,493,669, respectively. For the three and six months ended June 30, 2000, the diluted number of weighted average shares outstanding was 13,803,297 and 13,676,749, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 37% and 25% of sales for the six months ended June 30, 2001 and 2000, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from this customer approximated $1.1 million and $0.4 million at June 30, 2001 and December 31, 2000, respectively.

Sales to manufacturers of VISA credit cards were approximately 24% and 19% of sales for the six months ended June 30, 2001 and 2000, respectively. The loss of all or a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.1 million and $0.6 million at June 30, 2001 and December 31, 2000, respectively.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations.

In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 during July 2000. The adoption of this interpretation did not have a material impact on the Company's current or historical financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will have on its results of operations and financial positions.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                      June 30,       December 31,
                                                        2001            2000
                                                        ----            ----
                                                     (Unaudited)
   Finished goods .............................        $ 2,136         $ 1,744
   Finished goods on consignment with customers            187             435
   Work in process ............................          1,295             955
   Raw materials ..............................            822             559
                                                       -------         -------
                                                         4,440           3,693
   Less:  Reserve for obsolescence ............           (767)           (678)
                                                       -------         -------
                                                       $ 3,673         $ 3,015
                                                       =======         =======

NOTE C - COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate the Company's previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of the Company and has accepted the Company's offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability the Company has agreed to pay a $75,000 fine because former senior officers of the Company allegedly violated provisions of the Foreign Corrupt Practices Act. The Company recorded the fine as a charge to its statement of operations in the fourth quarter of 2000. The order was approved and filed by the Secretary of the SEC on July 18, 2001.

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

In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for the Company and the Former Parent paid $12,500,000, the previous auditors paid $2,350,000 and the Company has issued and will distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The shares, which will be distributed in 2001 (365,000 have been distributed through August 8, 2001), have been included in shares outstanding in the accompanying financial statements. The warrants are exercisable for a 30 month period which commenced on December 11, 2000.

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

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides Crane with the right to purchase its proportionate share of any new issuance of the Company's securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company's common stock at a price of $3.35 per share. As of August 8, 2001, no proportionate purchase has been made.

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

A significant portion of the Company's business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company's sales. Sales to MasterCard were approximately 37% and 25% of sales for the six months ended June 30, 2001 and 2000, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 24% and 19% of sales for the six months ended June 30, 2001 and 2000, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 2001 and December 31, 2000, accounts receivable from this customer totaled $1.1 million and $0.4 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED
JUNE 30, 2000

Sales. Sales increased by $0.5 million, or 11.7%, from $4.5 million for the three months ended June 30, 2000 to $5.0 million for the three months ended June 30, 2001. The increase in sales was due to an increase in sales of security holograms for credit cards of $0.6 million, offset partially by a decrease in non credit card security holograms of $0.1 million.

Royalty Income. Royalty income increased from $98,000 for the three months ended June 30, 2000 to $105,000 for the three months ended June 30, 2001 as a result of higher sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold increased by $0.4 million, from $2.0 million for the three months ended June 30, 2000 to $2.4 million for the three months ended June 30, 2001. As a percentage of sales, cost of goods sold increased from 45.3% in the three months ended June 30, 2000 to 49.3% for the same period in 2001. The increase is primarily due to higher production costs incurred during the current period.

Selling and Administrative. Selling and administrative expenses remained relatively unchanged due to decreases in bad debt of $0.1 million and administrative payroll and benefits of $0.1 million offset by increases in selling expenses of $0.1 million and selling salaries and benefits of $0.1 million.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income (Expense). Interest income (expense) increased by $0.2 million for the three months ended June 30, 2001 primarily as a result of higher cash balances for investment and the reduction of debt.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX  MONTHS ENDED
JUNE 30, 2000

Sales. Sales increased by $0.7 million, or 7.3%, from $9.3 million for the six months ended June 30, 2000 to $10.0 million for the six months ended June 30, 2001. The increase in sales was due to increases in sales of security holograms for credit cards.

Royalty Income. Royalty income decreased from $240,000 for the six months ended June 30, 2000 to $210,000 for the six months ended June 30, 2001 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold increased by $0.8 million, from $4.0 million for the six months ended June 30, 2000 to $4.8 million for the six months ended June 30, 2001. As a percentage of sales, cost of goods sold increased from 42.6% in the six months ended June 30, 2000 to 48.2% for the same period in 2001. The increase is primarily due to higher production costs incurred during the current period.

Selling and Administrative. Selling and administrative expenses decreased by $0.3 million, from $3.9 million for the six months ended June 30, 2000 to $3.6 million for the six months ended June 30, 2001. The decrease was primarily due to decreases in professional fees of $0.5 million and bad debt of $0.1 million offset partially by increases in selling and administrative salaries and benefits of $0.1 million and other marketing related costs of $0.1 million.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income (Expense). Interest income (expense) increased by $0.4 million for the six months ended June 30, 2001 primarily as a result of higher cash balances for investment and the reduction of debt.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $7.1 million in cash and cash equivalents and working capital of $11.7 million. The Company does not currently have any material commitments that would significantly impact its working capital position.

The Company's operating activities used cash of $0.7 million for the six months ended June 30, 2001, compared to used cash of $0.1 million for the six months ended June 30, 2000. Cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities increased $0.3 million in the six months ended June 30, 2001 from the comparable period in 2000. Cash flows resulting from changes in operating assets and liabilities decreased by $0.9 million in the six months ended June 30, 2001 from the six months ended June 30, 2000 due to increases in cash used for accounts receivable, inventories and accounts payable of $1.3 million offset partially by increases in cash provided by customer advances of $0.4 million.

Investing activities for the six months ended June 30, 2001 and 2000 used cash of $122,000 and $223,000, respectively, for capital expenditures.

There were no financing activities for the six months ended June 30, 2001. The activity in 2000 was comprised of equity financing, net of costs of $9.1 million and net credit borrowings of $0.5 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the discussion under the caption "Commitments and Contingencies" in Note C to Notes to Unaudited Condensed Financial Statements in this quarterly report on Form 10-Q.

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

                                           AMERICAN BANK NOTE
                                           HOLOGRAPHICS, INC.

                                           By: /s/ Kenneth H. Traub

                                           -------------------------------------
                                           Kenneth H. Traub

                                           President and Chief Executive Officer

                                           By: /s/ Alan Goldstein

                                           -------------------------------------
                                           Alan Goldstein
                                           Vice President,
                                           Chief Financial Officer and
                                           Chief Accounting Officer

Date: August 8, 2001