Form 10-Q
period 2001-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2001-11-01
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3317668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Executive Boulevard
Elmsford, New York, 10523
(Address of principal executive offices, including zip code)

(914) 592-2355
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.

 X  Yes         No

The aggregate number of shares of common stock, $.01 par value, outstanding on November 1, 2001 was 17,388,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

INDEX

PAGE
NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	3

Unaudited Condensed Statements of Operations For the Three and Nine Months Ended September 30, 2001 and 2000	4

Unaudited Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Securities Holders	12

Item 6. Exhibits and Reports on Form 8-K	13

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$6,868	$7,926

Accounts receivable, net of allowance for doubtful accounts of $100 and $75	3,854	3,000

Inventories, net of allowances of $782 and $678	3,333	3,015

Deferred income taxes	1,258	1,191

Prepaid expenses and other	759	391

Total current assets	16,072	15,523

Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $8,245 and $7,709	4,933	5,117

Deferred income taxes	238	727

Goodwill, net of accumulated amortization of $2,867 and $2,608	7,494	7,753

Other assets	41	14

Total Assets	$28,778	$29,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,883	$2,298

Accrued expenses	2,193	2,687

Customer advances	82	161

Total current liabilities	4,158	5,146

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—

Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185

Additional paid-in-capital	23,994	23,994

Retained earnings (deficit)	441	(191)

Total Stockholders’ Equity	24,620	23,988

Total Liabilities and Stockholders’ Equity	$28,778	$29,134

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Sales	$5,137	$4,598	$15,177	$13,958

Royalty income	106	92	316	332

	5,243	4,690	15,493	14,290

Costs and expenses:

Cost of goods sold	2,457	1,712	7,299	5,702

Selling and administrative	2,029	1,924	5,622	5,836

Research and development	372	224	946	562

Depreciation and amortization	271	271	795	793

	5,129	4,131	14,662	12,893

Operating income	114	559	831	1,397

Interest income (expense)	57	(368)	223	(613)

Income before provision for income taxes	171	191	1,054	784

Provision for income taxes	68	76	422	313

Net income	$103	$115	$632	$471

Net income per share:

Basic and diluted	$0.01	$0.01	$0.03	$0.03

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income	$632	$471

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	795	793

Deferred income taxes	422	313

Deferred financing costs	—	235

Changes in operating assets and liabilities:

Accounts receivable	(854)	(860)

Inventories	(318)	(603)

Prepaid expenses and other	(395)	(208)

Accounts payable and accrued expenses	(909)	(950)

Customer advances	(79)	(410)

Net cash used in operating activities	(706)	(1,219)

Cash flows from investing activities:

Capital expenditures	(352)	(346)

Net cash used in investing activities	(352)	(346)

Cash flows from financing activities:

Revolving credit repayment, net	—	(74)

Notes payable repayment	—	(134)

Long-term debt repayment	—	(1,000)

Equity financing, net of costs	—	9,143

Net cash provided by financing activities	—	7,935

(Decrease) increase in cash and cash equivalents	(1,058)	6,370

Cash and cash equivalents, beginning of period	7,926	266

Cash and cash equivalents, end of period	$6,868	$6,636

Supplemental cash payments:

Taxes	$—	$20

Interest	$—	$504

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the “Company”) originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company’s audited financial statements included in the Company’s filings made with the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of the interim period presented but are not necessarily indicative of the results that may be expected for a full year.

REVENUE RECOGNITION

The Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, during 2000. SAB 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues.

Sales are generally recognized at the later of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used.

Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Effective October 1, 2000, the Company adopted Emerging Issues Task Force, (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling amounts billed to customers are included in sales and amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2001, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2000, respectively. Shipping and handling costs are included in selling and administrative expenses. The adoption of EITF has had no impact on the determination of net income.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding was 18,483,720 in each of the three and nine months ended September 30, 2001. The basic weighted average number of shares outstanding were 17,023,720 and 14,785,846 in the three and nine months ended September 30, 2000, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended September 30, 2001, the diluted number of weighted average shares outstanding was 18,544,708. For the nine months ended September 30, 2001, the diluted number of weighted average shares outstanding was the same as the basic weighted average number of shares outstanding because the exercise price of the outstanding stock options was greater than the average market value of the underlying common stock for the period, making them antidilutive. For the three and nine months ended September 30, 2000, the diluted number of weighted average shares outstanding was 17,072,852 and 14,787,266, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 35% and 28% of sales for the nine months ended September 30, 2001 and 2000, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from this customer approximated $0.6 million and $0.4 million at September 30, 2001 and December 31, 2000, respectively.

Sales to manufacturers of VISA credit cards were approximately 22% and 21% of sales for the nine months ended September 30, 2001 and 2000, respectively. The loss of all or a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $0.9 million and $0.6 million at September 30, 2001 and December 31, 2000, respectively.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and is effective for all quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company’s results of operations.

In March 2000, the FASB issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25.” FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 during July 2000. The adoption of this interpretation did not have a material impact on the Company’s current or historical financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142, that are effective January 1, 2002, will have on its results of operations and financial position.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B — INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

	(Unaudited)

Finished goods	$1,757	$1,744

Finished goods on consignment with customers	277	435

Work in process	1,368	955

Raw materials	713	559

	4,115	3,693

Less: Reserve for obsolescence	(782)	(678)

	$3,333	$3,015

NOTE C — COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate the Company’s previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of the Company and has accepted the Company’s offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability the Company has paid a $75,000 fine to the SEC because former senior officers of the Company allegedly violated provisions of the Foreign Corrupt Practices Act. The Company recorded the fine as a charge to its statement of operations in the fourth quarter of 2000. The order was approved and filed by the Secretary of the SEC on July 18, 2001.

OTHER

A consolidated class action complaint against the Company, certain of its former officers and directors, American Banknote Corporation (the “Former Parent”), the four co-lead underwriters of the Offering and its previous auditors, had been filed in the United States District Court for the Southern District of New York (the “Court”). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of the Company’s Common Stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of the Company’s Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney’s fees.

In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for the Company and the Former Parent paid $12,500,000, the previous auditors paid $2,350,000 and the Company has issued and will distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company’s common stock, at an exercise price of $6.00 per share. The shares, of which 365,000 have been distributed, have been included in shares outstanding in the accompanying financial statements. The warrants are exercisable for a 30 month period which commenced on December 11, 2000.

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

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, the Company sold 3,387,720 shares of the Company’s common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides Crane with the right to purchase its proportionate share of any new issuance of the Company’s securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company’s common stock at a price of $3.35 per share. As of November 1, 2001, no proportionate purchase has been made.

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than the shareholder litigation described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, is likely to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

The Company originates, mass-produces and markets holograms. The Company’s holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. The Company’s ability to control the diffraction of light (“origination”) using proprietary processes in a secure, controlled manufacturing environment has enabled the Company to become a market leader in security holography. The Company’s products are used by over 150 companies worldwide. The Company also produces non-secure holograms for packaging and promotional applications.

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 35% and 28% of sales for the nine months ended September 30, 2001 and 2000, respectively. The Company is the exclusive supplier of holograms to MasterCard pursuant to an agreement, as amended, that extends until February 2003. The agreement provides for automatic two-year renewal periods if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 22% and 21% of sales for the nine months ended September 30, 2001 and 2000, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce its orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the later of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 2001 and December 31, 2000, accounts receivable from this customer totaled $0.6 million and $0.4 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Sales may fluctuate from quarter to quarter due to changes in customers’ ordering patterns. Customers do not typically provide the Company with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers’ promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for the Company to anticipate.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, marketing and administrative personnel and marketing and advertising expenses for the Company’s services and products.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Sales. Sales increased by $0.5 million, or 11.1%, from $4.6 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. The increase in sales was due to an increase in sales of security holograms for credit cards of $0.4 million and an increase in sales for non credit card security holograms of $0.1 million.

Royalty Income. Royalty income increased from $92,000 for the three months ended September 30, 2000 to $106,000 for the three months ended September 30, 2001 as a result of higher sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold increased by $0.7 million, from $1.7 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001. As a percentage of sales, cost of goods sold increased from 37.2% in the three months ended September 30, 2000 to 47.8% for the same period in 2001. The increase is primarily due to an accrued product liability insurance settlement in the 2000 period which did not reoccur in the 2001 period of 16% and an increase in inventory reserves of 4% partially offset by a decrease in production costs of 2% and a decrease in the Company’s sales mix of 7%.

Selling and Administrative. Selling and administrative expenses increased by $0.1 million, from $1.9 million in the 2000 period to $2.0 million in the current period. The increase was primarily due to an increase in selling, salaries, commissions and benefits of $0.2 million partially offset by decreases in professional and other administrative expenses of $0.1 million.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income (Expense). Interest income (expense) increased by $0.4 million for the three months ended September 30, 2001 primarily as a result of the reduction of debt.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Sales. Sales increased by $1.2 million, or 8.7%, from $14.0 million for the nine months ended September 30, 2000 to $15.2 million for the nine months ended September 30, 2001. The increase in sales was due to increases in sales of security holograms for credit cards of $1.1 million and increases in sales of non credit card security holograms of $0.1 million.

Royalty Income. Royalty income decreased from $332,000 for the nine months ended September 30, 2000 to $316,000 for the nine months ended September 30, 2001 as a result of lower sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold increased by $1.6 million, from $5.7 million for the nine months ended September 30, 2000 to $7.3 million for the nine months ended September 30, 2001. As a percentage of sales, cost of goods sold increased from 40.8% in the nine months ended September 30, 2000 to 48.1% for the same period in 2001. The increase is primarily due to an accrued product liability insurance settlement in the 2000 period which did not reoccur in 2001 of 5% and an increase in the Company’s sales mix of 2%.

Selling and Administrative. Selling and administrative expenses decreased by $0.2 million, from $5.8 million for the nine months ended September 30, 2000 to $5.6 million for the nine months ended June 30, 2001. The decrease was primarily due to decreases in professional fees of $0.5 million and other administrative expenses of $0.1 million offset partially by increases in selling and administrative salaries, commissions and benefits of $0.3 million and other marketing related costs of $0.1 million.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income (Expense). Interest income (expense) increased by $0.8 million for the nine months ended September 30, 2001 primarily as a result of higher cash balances for investment and the repayment of debt.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had $6.9 million in cash and cash equivalents and working capital of $11.9 million. The Company does not currently have any material commitments that would significantly impact its working capital position.

The Company’s operating activities used cash of $0.7 million for the nine months ended September 30, 2001, compared to used cash of $1.2 million for the nine months ended September 30, 2000. Cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities remained relatively unchanged in the nine months ended September 30, 2001 from the comparable period in 2000. Cash used resulting from changes in operating assets and liabilities decreased by $0.5 million in the nine months ended September 30, 2001 from the nine months ended September 30, 2000 primarily due to decreases in cash used for inventories, accounts payable and accrued expenses and customer advances of $0.7 million offset partially by increases in cash used by prepaid expenses of $0.2 million.

Investing activities for the nine months ended September 30, 2001 and 2000 used cash of $352,000 and $346,000, respectively, for capital expenditures.

There were no financing activities for the nine months ended September 30, 2001. The activity in 2000 was comprised of equity financing, net of costs of $9.1 million and net credit repayments of $1.2 million.

SPECIAL NOTE REGARDING FORWARD — LOOKING STATEMENTS

Certain statements in this Form 10-Q and in certain documents incorporated by reference herein constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such “forward-looking” statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such “forward-looking” statements. Such factors are more fully described in the Company’s filings with the Securities and Exchange Commission, which should be considered in connection with a review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion under the caption “Commitments and Contingencies” in Note C to Notes to Unaudited Condensed Financial Statements in this quarterly report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 10, 2001, the Company held its annual meeting of stockholders. For more information on the following proposals, refer to the Company’s proxy statement dated July 3, 2001, the relevant portions of which are incorporated herein by reference.

1.	The stockholders elected each of the five nominees to the Company’s Board of Directors who will serve until the 2002 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Withheld

Kenneth H. Traub	16,769,156	72,990

Salvatore F. D’Amato	16,769,156	72,990

Stephen A. Benton	16,769,156	72,990

Fred J. Levin	16,769,156	72,990

Douglas A. Crane	16,769,155	72,991

2.	The stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the number of authorized shares from 30,000,000 to 40,000,000:

For	16,424,848

Against	407,198

Abstain	10,100

Broker No Vote	0

Total	16,842,146

3.	The stockholders approved an amendment to increase shares available under the 2000 Stock Incentive Plan:

For	15,613,843

Against	1,180,453

Abstain	47,850

Broker No Vote	0

Total	16,842,146

4.	The stockholders ratified the selection of Arthur Andersen LLP as the independent auditors of the Company:

For	16,775,827

Against	54,010

Abstain	12,309

Broker No Vote	0

Total	16,842,146

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

22	The Company’s Proxy Statement dated July 3, 2001, containing the full text of the proposals referred to in Item 4, which was previously filed electronically, is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

	By:	/s/ Kenneth H. Traub Kenneth H. Traub President and Chief Executive Officer

	By:	/s/ Alan Goldstein Alan Goldstein Vice President, Chief Financial Officer and Chief Accounting Officer

Date: November 1, 2001