Form 10-K
period 2001-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2002-03-29
CIK 1052489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|     ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

                                       OR

| |     TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period of _______ to _______

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the common stock, $.01 par value, held by non-affiliates of the registrant on March 25, 2002 was $28,691,388.

      The aggregate number of shares of common stock, $.01 par value, outstanding on March 25, 2002 was 17,388,720.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

         -------------------------------------------------------------

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.


                                 2001 Form 10-K


                                Table of Contents

Part I

Item 1.   Business.........................................................    3
Item 2.   Properties.......................................................   17
Item 3.   Legal Proceedings................................................   17
Item 4.   Submission of Matters to a Vote of Security Holders..............   19

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................   20
Item 6.   Selected Financial Data..........................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   24
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   33
Item 8.   Financial Statements and Supplementary Data......................   33
Item 9.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure..............................   33

Part III

Item 10.  Directors, Executive Officers and Key Employees of Registrant....   35
Item 11.  Executive Compensation...........................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.......................   46
Item 13.  Certain Relationships and Related Transactions...................   47

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   48

Index to Financial Statements..............................................  F-1

'
                                    Part I.

Item 1. BUSINESS.

American Bank Note Holographics, Inc. ("ABNH" or the "Company") originates, produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection and authentication of transaction cards, identification cards, documents of value and consumer products. Our ability to control the diffraction of light ("origination") using proprietary processes in a secure, controlled manufacturing environment has enabled us to become a market leader in security holography. Our products are used by over 150 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Europay, Quaker State and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for packaging and promotional applications.

We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

      o our reputation as a quality supplier of secure holograms with over 20 years of experience in the industry,

      o     our expertise in holographic technology and production,

      o     our extensive patent portfolio,

      o our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit, and

      o our efficient, ISO 9000 certified manufacturing facilities, which allow us to mass produce high-quality holograms in a secure environment.

The Holography Industry

A hologram is a laser-generated, three-dimensional reproduction of an object, produced on a two-dimensional surface. A hologram controls the diffraction of light at pre-determined angles to create specific visual imagery. When a hologram is viewed from different angles, the viewer is able to see features such as depth and movement, which is not typically possible in normal two-dimensional photographs. Holograms can also include information that is visible only with the aid of special devices.

The holography industry is divided into two main sectors: security and non-security.

Security

The security sector of the holographic industry includes products that protect and authenticate transaction cards, documents of value, consumer products and identification cards. Using holography, a combination of art and science, each customer can develop its own unique hologram with which to identify and protect its product. Holograms provide the following major benefits as security devices:

      o difficult to copy - holograms can not be copied with conventional copying equipment such as color copiers or scanners. The unique properties and high resolution of a security hologram make it extremely difficult to replicate even with specialized equipment and expertise,

      o overt features - the unique visual aspects of a hologram are easily recognizable, making authentication of products and documents practical for the general public without special machinery, equipment or training,

      o covert features - hidden features which can only be detected with high powered microscopes or specialized readers can be incorporated into a hologram to make it more difficult to counterfeit and support forensic investigation, and

      o application - the hologram can be combined with other security techniques to further enhance the defense against counterfeiting and provide tamper protection and other security objectives.

The security sector of the holographic industry addresses concerns about counterfeiting, diversion, tampering and fraud. The cost of the hologram is generally relatively small compared to the value of the item being protected and the risk of loss. Consequently, customers typically select suppliers primarily based on the effectiveness of their security solutions, quality, reliability and price.

Our primary emphasis for our research, product development, marketing and sales activities is focused on the security sector of the holographic industry.

Non-Security

The non-security sector of the holographic industry includes design, packaging and other decorative applications.

The unique visual appeal of holograms makes them attractive for use on consumer products. Holograms are used to enhance the design of a wide variety of products including greeting cards, decorative clothing, point-of-purchase displays, and for other promotional uses. Holograms are also used for packaging of food and other products. These holograms are generally used on consumer product packaging for their eye-catching appeal, including packaging for candy, beer, toothpaste, soft drinks and other consumer products. Non-secure holograms are generally not as complex, secure or proprietary as security holograms. Since there are more companies capable of producing non-secure holograms than there are qualified to produce security holograms, the competition is more intense in the non-security sector, and the margins are typically lower than in the security market. Customers in the non-security sector of the holographic industry typically distinguish between suppliers primarily based upon price, quality and production capacity.

Markets and Products

We have five target markets, and we have developed several products to meet the needs of these markets:

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

Holographic hot stamp foil. Our largest source of revenue since our inception has been security holograms embossed onto hot stamp foil, for credit card authentication. Our customers in this market include the issuers or printers of MasterCard, Visa, American Express, Europay, Discover and Diner's Club cards.

HoloCard(TM). We have started to market larger full-faced holograms to support the marketing and design objectives, as well as security of, transaction card issuers.

HoloMag(TM). We have a patent on the combination of a hologram with the magnetic stripe, and we are marketing this combination product under the trade name HoloMag. We believe HoloMag is an important security enhancement for transaction cards since it replaces ordinary magnetic tape with a security product which is very difficult to counterfeit. We also believe that HoloMag is attractive to card issuers because it efficiently utilizes the space on the card to support the brand and the message of the card issuer.

Documents of Value. Concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, checks, gift certificates, stamps, tickets and other financial instruments. We believe that an increasing number of countries are using holograms in their currencies and we expect the market for holograms on currency to continue to grow. Holographic products for documents of value include:

Holographic Thread. We produce holographic material for security threads with our proprietary casting process. We believe the process we employ provides significant advantages for brighter and more durable holographic threads compared to other methods of holographic embossing. We believe the holographic thread offers significant security and durability advantages over other optical features for bank notes. The holographic material would typically be incorporated as a windowed thread by the paper maker who supplies the paper to bank note printers.

Holographic Ribbons. Holograms are embossed onto hot stamp foil which is slit into ribbons and hot stamped on bank note paper by either the paper maker or the printer.

Holographic Patch. Holograms are embossed onto hot stamp foil in shapes and designs similar to the holograms that we typically supply for credit cards, and applied to documents of value typically by the security printer.

Product Authentication and Security Packaging. The use of holograms for product authentication and security packaging is driven by concerns regarding counterfeiting, piracy, pilfering, diversion and other infractions that can result in lost sales, lost goodwill and product liability claims. Holograms have gained increasing acceptance as authentication devices in, among others, the electronics, pharmaceutical, licensed consumer products (e.g., clothing, sporting goods and software) and entertainment event marketing industries and in high value consumer and industrial products (e.g., laser printers, electronic components, computer hardware and software, videocassettes and compact discs). Product authentication holograms are either machine or hand-applied to individual products. A holographic label that is tampered with can become permanently damaged, leaving a visible footprint on the product. Our products for this market segment include:

Holographic Labels. We supply holographic pressure sensitive labels, hangtags and foils to be applied to consumer and industrial products for brand protection and product authentication.

HoloSeal(TM). HoloSeal is our patent pending product that combines unique holographic features, blacklight verification and tamper apparent features into a single label. HoloSeal is extremely difficult to counterfeit yet easy to verify in the field.

HoloCap(TM). HoloCap is our patent pending approach to enhance the security of induction cap seals for bottles and containers. We are working together with Unipac Corporation, a leading provider of induction cap seals, to market this product to the bottled goods and packaging industries.

HoloSleeve(TM). HoloSleeve is a heat-shrink seal stamped with a holographic strip that can be applied to the lids of bottles to deter product fraud and tampering. By including overt and covert security features within the hologram, a customized tamper-apparent break pattern and an embedded black light verification system, HoloSleeve provides manufacturers of bottled goods with a tool to combat criminals that, at the same time, can be easily integrated into a customer's existing manufacturing operations.

Transparent Laminates for Identification Documents. We provide heat and pressure activated laminates used to authenticate ID cards, passports or other documents. Often these laminates are demetallized with our patented technologies. Our products for this market segment include:

ID Cards. We currently supply transparent laminates for certain U.S. government ID cards as well as national IDs for certain foreign countries.

Passports. We are marketing a new product we developed for passport laminates that is designed to improve the security of passports.

Commercial. We produce holograms for design, packaging and other decorative applications. Our products for this market segment include:

HoloMold(TM). HoloMold is based on our patented technology to embed holograms directly into plastic products as part of the injection molding process. HoloMold is a very attractive and efficient way to enhance the design of a wide variety of consumer products such as beverage containers, CD cases, portable consumer electronics and toys.

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

Develop New Products and Markets. We are a leading innovator in the origination and mass production of secure holograms and we expect to continue to emphasize the development of new technologies and products for our target markets. We have recently launched several new products that were designed to address critical security problems in our target markets.

Protect and Leverage Our Intellectual Property Position. We believe our patent portfolio is valuable and we intend to leverage our intellectual property and patent rights. We intend to continue to protect our intellectual property and enforce our patent rights.

Broaden and Enhance Our Security Offerings. We are exploring opportunities to combine other technologies and application methodologies with holography to enhance the range of security solutions we can offer our customers.

Control Costs. The holographic industry is increasingly competitive and we intend to prudently manage our expenses to strengthen our competitive position and to enhance our profitability.

Grow through Strategic Partnerships. During 2000 we entered into a strategic partnership with Crane & Co. and we intend to continue pursuing strategic partnerships or acquisitions that could provide operating synergies or access to new customers or technologies.

Production Process

We are one of the most experienced security production companies in the holographic industry. We have two ISO certified security production facilities containing a total of nine origination laboratories and seventeen mass replication lines as well as extensive security and quality control procedures. We also have a large and sophisticated distribution network for secure holographic products.

Our production process is integrated to handle most aspects of production, including raw materials sourcing, processing, finishing, packaging, storage and logistics. From time to time, we subcontract certain production functions or customer orders to third parties. The production process consists of the following four steps:

      Design

The first step of the production process is the design of the hologram. In our art department, our experienced personnel work with the customer to develop a conceptual design that incorporates the necessary features, both security and non-security, to satisfy the customer's requirements.

      Origination

After the design has been completed, various laser-ready components (magnetic disc, three-dimensional sculpture, flat art, etc., referred to as "information") are delivered to one of our nine origination studios.

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

The object beam then interferes with the reference beam, creating an interference pattern, which is recorded on the light sensitive photo-resist glass. After developing the photo-resist glass, the film is re-illuminated approximating the original angle(s) of the reference beam. The resulting interference pattern within the film reflects some of the light, striking it into a re-creation of the pattern of light that originally came from the object beam, due to a property of light called diffraction. The reflected light, now organized and containing all information that the object beam once carried, allows the viewer to see all of the information in three dimensions, true color or with other desired effects.

There are less complex methods of creating a hologram origination than the process described above. However, in our opinion, the above process produces the clarity, depth perception, movement and mass replication properties that are essential components of our secure holograms. We believe that our largest competitors in the security sector may use similar processes among others.

      Plate Making

Once the origination process is completed, a plate is created in order to permit mass production. The "one-up" image is "step and repeated" to a pre-determined size with multiple identical images recorded on a photo-resist glass. The glass is then converted to a production plate in an electrolytic process where nickel is grown on the surface of the glass. Nickel is used because its molecular nature allows for an exact transfer of the origination to the production plate. We believe that our plate making process is an important component of our ability to mass-produce our secure holograms.

The electrolytic process creates different "generations" of plates prior to the production phase. Each generation, identical to the last, creates a more wear resistant plate for use in a mass production environment, thereby extending the useful life of the plate. The production plate will have varying degrees of hardness, depending upon the processes used in production.

      Mass Production

Manufacturing specifications are determined in collaboration with the customer. We typically enter into production planning with the customer where drawings and overall specifications are written and distributed to the various production and quality control departments.

We employ two methods of mass-production of holograms. Hard embossing transfers images to an aluminum foil/polyester substrate through heat and pressure. Heat and pressure on the holographic plate force the holographic image into the foil, which is then converted into the final product.

The other method of production is casting. We developed a proprietary casting method known as In-Situ Polymeric Replication. Using this method, a polymer is transferred to a substrate (polyester, polypropylene, etc.) which is then put in contact with the holographic plate so that holographic imagery is replicated. The material is then metallized using a vacuum deposition process.

Finishing for both methods may include some combination of demetallization, application of adhesive, slitting, die-cutting and custom numbering. We perform the above processes through a combination of our internal production resources and outside subcontractors. The completed holographic material may then be applied to the customer's product.

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

Manufacturing Facilities

See "Item 2. Properties."

Sales and Marketing

In 2001, we provided holographic products to over 150 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we are one of only two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Europay, Eli Lilly, Quaker State, agencies of the United States government, foreign governments and numerous other companies.

We currently employ an Executive Vice President of Sales and Marketing, a Vice President of Sales and Marketing, a Vice President of Corporate Development, three full-time, incentive-compensated salespeople and two customer sales service personnel. We also utilize incentive-based international sales agents around the world.

Our sales process generally involves identifying a customer problem, designing a solution for the customer problem, creating samples for customer evaluation and testing. Most of our target customers are government agencies and large corporations that are experiencing counterfeiting or other security problems. The sales process is generally at least three months, and in some cases, the sales process can last several years.

Pricing decisions are generally made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the International Holographics Manufacturers Association trade show, the International Card Manufacturers Association trade show, the Card Tech/SecureTech trade show, Intergraph, Cartes, PackExpo, Westpack and Interphex.

Competition

The holographic industry is highly competitive and highly fragmented. A number of our competitors are larger, and have greater financial resources, than us. The industry has become increasingly competitive over the past several years as low cost foreign producers have entered the business, and low cost holographic producers that previously focused on non-security applications are increasingly competing in security applications. The holographic industry has also experienced consolidation which has increased the breadth and scale of some of our competitors. In the holographic industry, competition is generally based on technology, price, product quality and customer service. We also compete with other non-holographic methods or devices. We believe our position in the security sector of the holography market is attributable to our experience, reputation and expertise in the design, origination and mass production of secure holograms.

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

There can be no assurance as to the degree of protection offered by our patents, the success of any of our enforcement actions or the likelihood that patents will be issued for pending applications. Competitors in the U.S. and foreign countries may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products.

Employees

As of March 15, 2002, we employed approximately 116 persons, of which 68 are covered by collective bargaining agreements. We consider our relations with our employees to be good.

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

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

      o     timing of customer orders,

      o     customer business cycles,

      o     card expiration patterns,

      o     inventory replenishment,

      o     increased competition,

      o     changes in our and our competitors' pricing policies,

      o     changes in the cost of materials or labor,

      o     increased research and development expenses,

      o     expenses associated with litigation,

      o     financing costs,

      o     market acceptance of our products,

      o     the time required for customer testing and evaluation,

      o     costs associated with implementing changes in operations,

      o     changes in our business strategy, and

      o     general economic factors.

Because our revenues and operating results may fluctuate, it is possible that in some future quarter, our revenues or operating results will be below the expectations of public market analysts and investors, which could cause our stock price to decrease.

We depend on credit card manufacturers for a substantial portion of our business.

During 2001 and 2000, sales to credit card companies accounted for approximately 76% and 71%, respectively, of our total sales, including MasterCard and approved manufacturers of VISA brand credit cards, which together accounted for approximately 60% and 47% of our total sales in 2001 and 2000, respectively. We provide holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. Currently, we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us, or if we were to lose a substantial portion of our business with either of these entities, there would be a material adverse effect on our business, financial condition and results of operations. See "Item 1. Business - Sales and Marketing." Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our future financial performance.

We depend on third-party suppliers and subcontractors for some key product components and processes.

Since our inception, we have been purchasing certain key materials used in the manufacture of our holograms and outsourcing certain key processes from third-party suppliers, some of which are sole source relationships, with whom we do not have supply contracts. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and cause a material adverse impact on our financial condition, results of operations and cash flows.

Our former parent company, American Banknote Corporation ("ABN" or the "Former Parent"), has experienced financial difficulty and we may have risks associated with ABN's inability to perform under the terms of its agreement with us.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, we reached an agreement with ABN which is subject, among other things, to (i) definitive documentation, (ii) Court approval of the settlement of shareholder litigation, and (iii) approval of the United States Bankruptcy Court in which ABN's Chapter 11 plan is pending.

The agreement is subject to the consummation of the Chapter 11 plan and also provides that (i) the parties exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between ABNH and ABN dated July 20, 1998, and all sums allegedly owing by each of us and ABN, and its affiliates, to each other, (ii) we will receive 25,000 shares of stock of the reorganized ABN, (iii) ABN will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of ours for the period January 1, 1990 through July 20, 1998 and will indemnify us with respect to any such liabilities and (iv) we will withdraw our claim against ABN in the Chapter 11 case and not object to ABN's Chapter 11 plan of reorganization as long as it comports with the terms of the agreement between us and ABN. Our settlement with ABN was made a part of the Chapter 11 plan which the bankruptcy court confirmed on November 3, 2000. We understand that ABN's bankruptcy plan has not been consummated, and that ABN has indicated in its public SEC filings that it can give no assurance that the plan will be consummated and that it expects to propose to the bankruptcy court certain amendments to the bankruptcy plan that would require the approval of the bankruptcy court after solicitation of any affected creditors. ABN continues to experience significant financial difficulty, which may result in its inability to perform under the terms of the agreement with us which could have a material adverse effect on our financial position, results of operations and cash flows.

We have been investigated by the Securities and Exchange Commission.

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate our previously issued financial statements for the years ended December 31, 1997 and 1996 and first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of ABNH and has accepted our offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability, we paid a $75,000 fine to the SEC because certain former senior ABNH officers allegedly violated provisions of the Foreign Corrupt Practices Act. The fine was recorded as a charge to the statement of operations in the fourth quarter of 2000. The order was approved and filed by the Secretary of the SEC on July 18, 2001.

Our Common Stock Currently Trades on the OTC Bulletin Board.

Our common stock was suspended from trading on the New York Stock Exchange in August 1999 and subsequently delisted. Current pricing information on our common stock has been available on the NASD over-the-counter bulletin board (OTCBB), an electronic quotation service. Our current stock price does not meet the minimum stock price requirement of any major stock exchange or NASDAQ. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may experience:

      o     a loss of market makers,

      o     a lack of readily available bid and ask prices,

      o     a greater spread between the bid and ask prices of its stock, and

      o a general loss of liquidity compared to established stock exchanges or the Nasdaq National Market

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

Our future success depends on our ability to attract and retain qualified:

      o     engineering,

      o     management,

      o     manufacturing,

      o     research and development,

      o     sales and marketing, and

      o     support personnel.

Competition for these individuals is intense, and we cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

We are in a competitive, highly-fragmented industry with many companies competing to deliver a highly-specialized product.

The holography industry is highly competitive. Our competitors, which are numerous and may have more resources than us, may take away market share or compete with us on the basis of price, which may erode our prices and margins. Increasing competition in the market for our security holograms has resulted in declining sales prices for these products over the past several years. Competitive pressures may force us to reduce prices, which can adversely affect our results of operations.

Competition is based on a number of factors, such as:

      o     technology,

      o     price,

      o     product quality, and

      o     customer service.

In addition, an increased use of non-holographic methods or devices in place of our products could reduce demand for our products. A number of our competitors are larger than us or are divisions of larger companies, and have greater financial resources, than us. We cannot assure you that we will have sufficient resources make the technological advances necessary to maintain any competitive advantages. We also cannot assure you that the bases of competition in the industries in which we compete will not shift.

We may not be able to successfully protect our intellectual property.

Our success is heavily dependent upon our proprietary technology. We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. Certain of our patents have been declared invalid in the past, and other patents will expire over the next several years. There can be no assurance that we will be able to maintain the confidentiality of our trade secrets or that our confidentiality agreements will provide meaningful protection of our trade secrets or other proprietary information. See "Item 1. Business - Trademarks and Patents." In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

If our products infringe on the intellectual property rights of third-parties, our business may suffer if we are sued for infringement or cannot obtain licenses to these rights on commercially acceptable terms.

We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. In the past, third-parties have claimed, and may in the future claim, infringement by our products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or suffer other harm to our business. We are a licensee of certain patents owned by a third-party which require the payment of royalties and other obligations on our part. If the licensor alleges that we have not complied with our obligations under the license agreement, this could result in significant litigation costs and diversion of management attention. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a material adverse effect on our business and financial condition.

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

In 2001 and 2000, 28% and 31%, respectively, of our sales were derived from customers outside the United States. All export sales are denominated in U.S. dollars. International sales are subject to risks, including:

      o     U.S. and international regulatory requirements and policy changes,

      o     political and economic instability,

      o     difficulties in accounts receivable collection,

      o     tariffs and other barriers, and

      o difficulty in attracting, retaining and managing international representatives.

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


The issuance of shares of our common stock and warrants to purchase shares of our common stock as part of our class action litigation settlement, together with the potential sales of such shares in the public market, could result in substantial dilution of your investment, a detrimental effect on our liquidity and ability to raise additional capital, and a significant decline in the market value of our common stock.



As of March 15, 2002, we had approximately 17,389,000 shares of our common stock issued and outstanding, which included 365,000 shares of our common stock issued as part of the settlement of our class action litigation, and had outstanding warrants to purchase 215,910 shares of our common stock at a price of $6.00 per share issued and outstanding. We are also committed to issue an additional 1,095,000 shares of our common stock and warrants to purchase 647,737 shares of our common stock in connection with the settlement. As of March 15, 2002, we also had 2,509,500 additional shares of common stock reserved for issuance upon exercise of outstanding stock options. As a result of the issuance of the additional shares of our common stock in connection with the settlement, or upon the exercise of significant numbers of our outstanding stock options or warrants, you may experience significant dilution in the market value of our common stock. If the holders of shares of common stock issued as part of the settlement, or the holders of shares acquired upon the exercise of outstanding options or warrants, were to sell a significant amount of their shares into the open market, the market price of our common stock could be adversely affected. The sales might also make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.



Crane & Co. Inc. has certain rights which could cause you to experience dilution or could adversely affect the market price of our common stock.



On June 30, 2000, we entered into a stock purchase agreement with Crane & Co., Inc. ("Crane") under which Crane purchased 3,387,720 shares of our common stock. Under the purchase agreement, Crane has the right to purchase its proportionate share of certain new issuances of our securities. If we issue securities in the future and Crane exercises a preemptive right that it might have, you could be subject to dilution. Additionally, in connection with the settlement of any litigation that was outstanding as of June 29, 2000, which includes the issuance of the shares and the warrants in connection with the settlement of the class action, Crane will be allowed to purchase its proportionate share of our common stock at a price of $3.35 per share, which could subject you to additional dilution. In connection with the transaction, Crane also received the right to cause us to register its shares for public resale and to include its shares in any future registration of our securities, subject to certain exceptions. Any sales of such shares by Crane could have a negative effect on the market price of our common stock.


Our principal stockholders, executive officers and directors have substantial influence over all matters requiring stockholder approval, including a change of control that you might otherwise approve.

Our executive officers and directors and entities related to them, in the aggregate, beneficially own approximately 23.3% of our common stock as of March 15, 2002, which includes 18.3% owned by Crane & Co., Inc., an investor related to Douglas A. Crane, one of our directors. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Such a concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Effects of anti-takeover provisions could inhibit the acquisition of ABNH.

Our certificate of incorporation permits our board of directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. Although we have no current plans to issue shares of preferred stock, the potential issuance of preferred stock may have the effect of:

      o     discouraging potential acquisitions proposals,

      o     delaying or preventing a change in control, and

      o limiting the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 3. LEGAL PROCEEDINGS.

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate our previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of ABNH and has accepted our offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability, we paid a $75,000 fine to the SEC because certain former senior ABNH officers allegedly violated provisions of the Foreign Corrupt Practices Act. The fine was recorded as a charge to the statement of operations in the fourth quarter of 2000. The order was approved and filed by the Secretary of the SEC on July 18, 2001.

A consolidated class action complaint against ABNH, certain of our former officers and directors, our former parent company, American Banknote Corporation ("ABN" or the "Former Parent"), the four co-lead underwriters of ANBH's Initial Public Offering (the "Offering") and our previous auditors, had been filed in the United States District Court for the Southern District of New York (the "Court"). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of ABNH's common stock during the class period (July 15, 1998 through February 1, 1999). The complaint seeks rescission of the purchase of shares of ABNH's common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees. In October 2000, ABNH, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that were the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending had already been given. Under the settlement, the insurance carrier for ABNH and the Former Parent paid in escrow $12,500,000, the previous auditors paid in escrow $2,350,000 and ABNH is committed to issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of ABNH's common stock, at an exercise price of $6.00 per share. The shares, of which 365,000 have been distributed, have been included in shares outstanding in the accompanying financial statements. The warrants, of which 215,910 have been issued, will be exercisable for a 30 month period commencing on December 18, 2000. The Former Parent is also obligated to issue and distribute certain of its securities as part of the settlement. In regard to the settlement, ABNH recorded a charge to its statement of operations in the fourth quarter of 2000 of $3,356,000. Such charge was comprised of the cost of ABNH's common stock issued at the closing price of the stock on the day the settlement agreement received the final approval of the Court, the value of the warrants issued, which value was determined using the Black-Scholes option pricing model and other related costs. On February 8, 2002, the plaintiffs filed a motion requesting distribution of class settlement funds and securities. The motion is pending before the Court.

On August 17, 1999, we commenced an action seeking recovery of approximately $350,000 on a claim arising from amounts owed to us for holographic materials sold and delivered in July 1999. On December 1, 1999, we received the defendant's answer to our complaint and counterclaims alleging millions of dollars in damages arising from ABNH's alleged breach of a 1993 agreement pursuant to which ABNH sold holographic material to the defendant and alleged failure to fulfill a May 1998 purchase order. On January 7, 2000, the court granted our motion for summary judgment with respect to our claim. On March 15, 2000, we entered into a settlement agreement with the defendant under which the defendant agreed to pay $346,000 to us and the parties exchanged general releases of all claims. We also agreed that we would resume shipments under the May 1998 purchase order.

In 1998, ABNH fulfilled an order for holograms for approximately $600,000. In 1999, the customer alleged that ABNH breached its contract with such customer based on problems that the ultimate user was experiencing with the holograms, and claimed potential damages in excess of $6 million. On May 29, 2000, ABNH entered into a settlement with the customer under which ABNH will provide a product credit which the customer may apply against future invoices on certain products sold to it by ABNH. The parties also exchanged general releases of all claims. ABNH recorded a $775,000 warranty reserve during the first quarter of 1999, in regard to this matter, which ABNH considers to be a reasonable estimate of the cost of the settlement. In the third quarter of 2000, ABNH's insurance carriers agreed to pay $750,000 to ABNH as a product liability reimbursement on this matter.

We currently, and from time to time, are involved in litigation (as both plaintiff and defendant) incidental to the conduct of our business; however, other than the shareholder litigation described above, we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material impact on our financial position, results of operations or cash flows.

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

The following table sets forth the high and low closing prices of our common stock for each quarter of 2000, 2001 and the first two months of 2002.

                                                      High      Low
                                                      ----      ---
2000
First Quarter ...................................    $3.48    $1.69
Second Quarter ..................................     3.25     1.59
Third Quarter ...................................     2.31     1.75
Fourth Quarter ..................................     2.13     1.09

2001
First Quarter ...................................    $2.03    $1.28
Second Quarter ..................................     2.43     1.28
Third Quarter ...................................     2.32     1.49
Fourth Quarter ..................................     2.20     1.55

2002
First Quarter (through February 28, 2002) .......    $1.72    $1.38

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

As of March 8, 2002, there were approximately 69 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

                                                                                   Year Ended December 31,
                                                             -----------------------------------------------------------------------
                                                               1997           1998            1999          2000 (c)          2001
                                                             --------       --------        --------        --------        --------
STATEMENT OF INCOME DATA:
   Revenue:
      Sales (a) ......................................       $ 23,560       $ 29,203        $ 21,194        $ 19,029        $ 20,016
      Royalty income .................................            785            554             535             444             466
                                                             --------       --------        --------        --------        --------
                                                               24,345         29,757          21,729          19,473          20,482
   Costs and expenses:
      Cost of goods sold .............................         11,619         18,727          11,247           8,876           9,962
      Selling and administrative (a) (b) .............          6,288          6,825           9,803           8,085           7,314
      Research and development .......................            534            337             261             928           1,233
      Depreciation and amortization ..................          1,136          1,080           1,026           1,076           1,097
                                                             --------       --------        --------        --------        --------
                                                               19,577         26,969          22,337          18,965          19,606
                                                             --------       --------        --------        --------        --------

   Operating income (loss) ...........................          4,768          2,788            (608)            508             876

   Other income (expense):
     Other income ....................................             36             --              24              --              --
     Interest, net ...................................            146           (400)           (985)           (512)            258
     Settlement with Former Parent ...................             --             --              --             519              --
     Settlement of shareholder litigation ............             --             --              --          (3,508)             --
                                                             --------       --------        --------        --------        --------

   Income (loss) before provision for
      (benefit from) income taxes ....................          4,950          2,388          (1,569)         (2,993)          1,134
   Provision for (benefit from) income taxes .........          2,130          1,269            (494)         (1,110)            543
                                                             --------       --------        --------        --------        --------
   Net income (loss) .................................       $  2,820       $  1,119        $ (1,075)       $ (1,883)       $    591
                                                             ========       ========        ========        ========        ========

   Net income (loss) per share:
      Basic and diluted ..............................       $   0.21       $   0.08        $  (0.08)       $  (0.12)       $   0.03

   Weighted average shares outstanding:
      Basic ..........................................         13,636         13,636          13,636          15,421          18,484
      Diluted ........................................         13,636         13,701          13,636          15,421          18,484

                                                                                          December 31,
                                                             -----------------------------------------------------------------------
                                                               1997           1998            1999            2000            2001
                                                             --------       --------        --------        --------        --------
BALANCE SHEET DATA:
   Working capital ...................................       $  8,684       $  2,023        $  2,051        $ 10,377        $ 11,884
   Total assets ......................................         27,515         30,820          22,425          29,134          28,586
   Total debt ........................................            674          5,968           1,268              --              --
   Total stockholders' equity ........................         21,165         14,530          13,455          23,988          24,579

----------
(a) Sales have been adjusted from 1997 through 2000 to reflect the reclassification of shipping charges billed to customers, which were previously netted in selling and administrative expenses.

(b) During the year ended December 31, 1999, we incurred costs of $3.5 million, net of $0.6 million of insurance reimbursements, in connection with the audit committee investigation and related restatement efforts and defense of litigation. Also, during 1999, we determined that we would not establish our own post-retirement health care plan and reversed a $404,000 accrued liability in this regard. The costs and reversal are included in selling and administrative expenses.

(c) During the year ended December 31, 2000 we incurred costs of $3.4 million regarding the settlement of the shareholder litigation, and $0.1 million in connection with fines and costs incurred regarding the SEC and U.S. Attorney investigations. In addition, we reversed $0.5 million from accounts payable and accrued expenses resulting from a settlement, which we entered into with our former parent. These costs are included in other income (expense) on the accompanying statement of operations. Additionally in the third quarter of 2000, our insurance carriers agreed to pay us $750,000 as a product liability reimbursement, which we included in cost of sales.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with "Item
6. Selected Financial Data" and our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

ABNH was, until July 20, 1998, a wholly-owned subsidiary of ABN. On that date, ABN completed the sale of 13,636,000 shares of our common stock in an initial public offering (the "Offering"), representing ABN's entire investment in ABNH. We did not receive any proceeds from the Offering.

ABNH originates, mass-produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. We also produce non-secure holograms for packaging and promotional applications. Our sales of holograms for security applications generally carry higher gross margins than sales for non-security applications.

Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries have utilized holograms as authentication devices to reduce potential losses. Also, concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, passports, business checks, gift certificates, vouchers, certificates of deposit, stamps (postage and revenue), tickets and other financial instruments.

A significant portion of our business is derived from orders placed by credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to MasterCard for the years ended December 31, 2001, 2000 and 1999 were approximately 37%, 28%, and 27%, respectively. We provide holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. Sales to VISA card manufacturers were approximately 23%, 19%, and 18%, respectively, of sales for the years ended December 31, 2001, 2000 and 1999. We do not have long-term purchase contracts with VISA and we supply holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us or substantially reduce their orders, there would be a material adverse effect on our business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product with the right of return where we are unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2001 and 2000, accounts receivable from this customer totaled $1.0 million and $0.4 million, respectively.

We purchase certain key materials used in the manufacture of our holograms and outsource certain key processes from third party suppliers, some of which are sole source relationships, with whom we do not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials or processes could have a material adverse effect on our financial position, results of operations and cash flows.

During 2001, 2000 and 1999, export sales accounted for approximately 28%, 31% and 32%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for our corporate, sales, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company.

In accordance with a tax allocation agreement in effect through the date of our Offering, we were included in the consolidated Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of ABN and made payments to ABN based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. We computed our federal, state and local income tax provision as if we were filing separate income tax returns, without regard to the tax allocation agreement. During 2000, ABNH and the Former Parent reached an agreement, subject to consummation of the Former Parent's Chapter 11 plan (see "Item 13. Certain Relationships and Related Transactions."). The agreement provides, among other things, that the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise and similar tax liabilities of ABNH for the period January 1, 1990 through July 20, 1998 and will indemnify ABNH with respect to any such liabilities. Amounts paid to the Former Parent in excess of amounts which would have been payable had ABNH filed separate income tax returns have been charged to Due from Former Parent and affiliates. For periods subsequent to the date of the Offering, ABNH has been filing its own federal and state income tax returns. As of March 1, 2002, ABN's bankruptcy plan has not been consummated, and ABN has indicated in its public SEC filings that it expects to propose to the bankruptcy court certain amendments to the bankruptcy plan that would require the approval of the bankruptcy court after solicitation of any affected creditors.

Results of Operations

      Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

Sales. Sales increased by $1.0 million, or 5.2%, from $19.0 million in 2000 to $20.0 million in 2001. The increase in sales was due primarily to an increase in sales of security holograms for credit cards of $1.6 million partially offset by a decrease of other security holograms of $0.6 million.

Royalty Income. Royalty income remained relatively unchanged.

Cost of Goods Sold. Cost of goods sold increased by $1.1 million, or 12.2%, from $8.9 million in 2000 to $10.0 million in 2001. As a percentage of sales, cost of goods sold increased from 46.6% in 2000 to 49.8% in 2001. The increase in cost of goods sold as a percentage of sales of 3% was primarily due to a one time insurance settlement of $750,000 in 2000, related to a product liability matter expensed in 1999, which did not recur in 2001 (4%), and an increase in the reserve for obsolescence (2%) offset by a decrease in production costs (3%).

Selling and Administrative Expenses. Selling and administrative expenses decreased by $0.8 million, from $8.1 million in 2000 to $7.3 million in 2001. As a percentage of sales, selling and administrative expenses decreased from 42.5% in 2000 to 36.5% in 2001. The decrease in selling and administrative expenses is primarily due to lower professional fees of $0.8 million resulting from the resolution of prior legal and accounting matters and the reduction of other administration expenses of $0.1 million, offset partially by increases in sales salaries, benefits and expenses of $0.1 million.

Research and Development. Research and development expenses increased from $0.9 million in 2000 to $1.2 million in 2001. As a percentage of sales, research and development expenses increased from 4.9% in 2000 to 6.1% in 2001. The increase reflects the Company's increased emphasis on development and testing new products for its target markets.

Other Income (Expense). Other income (expense) changed from a net expense of $3.5 million in 2000 to income of $0.3 million in 2001. The increase was primarily due to expenses recorded in 2000 associated with settling the shareholder litigation and prepayment of debt partially offset by a gain from the settlement with the Former Parent, all of which did not recur in 2001.

Income Taxes. Income tax expense increased from a benefit of $1.1 million, or 37% of the pre-tax loss in 2000 to an expense of $0.5 million or 48% of pre-tax income in 2001. The effective tax rate for 2001 was increased due to the difference in the treatment of amortization of goodwill for book and tax purposes. This will not occur in 2002 since, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, we will cease amortization of goodwill effective January 1, 2002.

      Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

Sales. Sales decreased by $2.2 million, or 10.2%, from $21.2 million in 1999 to $19.0 million in 2000. The decrease in sales was due primarily to a decrease in sales of security holograms for credit cards of $1.7 million, due to what we believe is the effect of high inventory levels in the transaction card market since many banks acquired extra inventory of cards in 1998 and 1999 in anticipation of potential problems with the Year 2000 transition, a decrease of other security holograms of $0.4 million and a decrease in freight billings of $0.1 million.

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

Selling and Administrative Expenses. Selling and administrative expenses decreased by $1.7 million, from $9.8 million in 1999 to $8.1 million in 2000. As a percentage of sales, selling and administrative expenses decreased from 46.3% in 1999 to 42.5% in 2000. The decrease in expenses is primarily due to costs incurred related to the audit committee investigation and related restatement efforts of $3.5 million, which did not recur in 2000 and a decrease of bad debt expense of $0.2 million, offset partially by increases in selling salaries and benefits of $0.2 million due to the addition of personnel, other selling expenses of $0.6 million, principally due to higher costs incurred for travel, shows and marketing samples, administrative salaries and benefits of $0.6 million principally due to the reversal of accrued retirement benefits in 1999 that did not recur in 2000 and other administrative expenses of $0.6 million principally due to professional and public company expenses.

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

Settlement of Shareholder Litigation. Shareholder litigation amounted to $3.5 million in 2000 and was comprised of $3.4 million regarding the settlement of the shareholder litigation and $0.1 million in connection with costs incurred regarding the SEC and U.S. Attorney investigations.

Settlement with Former Parent. Settlement with Former Parent amounted to $0.5 million and was comprised of $0.3 million of accounts payable and $0.2 million of accrued expenses, which were reversed in the fourth quarter of 2000, resulting from a settlement which we entered into with our Former Parent.

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

Liquidity and Capital Resources

At December 31, 2001, we had $7.4 million of cash and cash equivalents and working capital of $11.9 million.

On August 23, 2000, we terminated and repaid all outstanding amounts under the Foothill Loan, which was entered into on September 29, 1999. Borrowings under the Foothill Loan bore interest at the Lender's reference rate, as defined, plus 1.5%.

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

On June 30, 2000, we entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and the audit committee of our board of directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. The Agreement also provides that, for as long as Crane owns at least 51% of the shares of common stock purchased under the Agreement, Crane shall be entitled to designate one director on the management slate of nominees to our board of directors, and that, should our board of directors be expanded to a number greater than six, then our board of directors shall be expanded by another seat, and Crane shall be entitled to nominate an additional director.

Under the Agreement, Crane has the right to purchase its proportionate share of any new issuance of our securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that we issue shares of common stock and/or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of our common stock at a price of $3.35 per share.

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of our outstanding securities. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our board of directors. In connection with the transaction, Crane also received the right to cause us to register Crane's shares for public resale and the right to include such shares in any future registration of our securities, subject to certain exceptions.

For the year ended December 31, 2001, our operating activities provided cash flow of $0.2 million compared to $0.4 million and $1.5 million of cash flow provided by operating activities in 2000 and 1999, respectively. The decrease in cash flows from 2000 to 2001 was primarily due to a decrease in adjustments to reconcile net income to net cash provided by operations of $1.8 million and a decrease in cash provided by changes in operating assets and liabilities of $0.9 million offset by an increase in earnings of $2.5 million.

Investing activities for the years ended December 31, 2000, 1999 and 1998 used cash flows of approximately $0.7 million, $0.7 million, and $0.5 million, respectively. These activities primarily reflected capital expenditures for the respective years. We anticipate that capital expenditures in 2002 and 2003 will be approximately $1.5 million for each year. These amounts relating to capital expenditures are required to improve production capabilities and reduce costs.

There were no financing activities for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, financing activities provided cash flows of $7.9 million, and used cash flows of $5.1 million, respectively. The activity in 2000 consisted of equity financing, net of costs of $9.1 million, offset partially by the repayment of debt of $1.2 million. The activity in 1999 was comprised of repayment of revolving credit and notes payable of $5.7 million and incurred deferred financing costs of $0.4 million, offset by borrowings under the term loan of $1.0 million.

We believe that cash flows from operations and our cash balances will be sufficient to meet working capital needs, and fund capital expenditures for the next twelve months.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be disposed of at the lower of book value or fair value less cost to sell. SFAS No. 144 expands the scope of "discontinued operations." The new rules will be applied prospectively beginning January 1, 2002. We do not expect the adoption of these statements to have a material impact to our financial statements.

The SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. We have concluded that the implementation of this SAB did not have a material impact on our financial position or results of operations.

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

Effective October 1, 2000, we adopted EITF 00-10. Shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $370,000, $377,000 and $499,000 for the years ended December 31, 2001, 2000 and 1999, respectively. All comparative prior period financial statements have been reclassified to reflect this change. The adoption of this EITF has had no impact on the determination of net income (loss).

Impact of Inflation

In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2001 and 2000.

                                                                                    Year Ended December 31, 2001
                                                                   ----------------------------------------------------------------
                                                                   First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                                   -------------   --------------    -------------   --------------
                                                                                 (In Thousands, Except Per Share Data)
Sales ......................................................          $ 5,032          $ 5,008          $ 5,137          $ 4,839

Cost of goods sold .........................................            2,373            2,469            2,457            2,663

Net income (loss) ..........................................              290              239              103              (41)

Net income per share-basic and diluted .....................          $  0.02          $  0.01          $  0.01          $  0.00

                                                                                   Year Ended December 31, 2000(a)
                                                                   ----------------------------------------------------------------
                                                                   First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                                   -------------   --------------    -------------   --------------
                                                                                 (In Thousands, Except Per Share Data)
Sales (b) ..................................................          $ 4,875          $ 4,485          $ 4,598          $ 5,071

Cost of goods sold .........................................            1,957            2,033            1,712            3,174

Net (loss) income ..........................................              235              121              115           (2,354)

Net (loss) income per share-basic and diluted ..............          $  0.02          $  0.01          $  0.01          $ (0.14)

----------
(a) During the year ended December 31, 2000 we incurred costs of $3.4 million regarding the settlement of the shareholder litigation and $0.1 million in connection with the settlements of the SEC and U.S. Attorney investigations. In addition, we reversed $0.5 million from accounts payable and accrued expenses resulting from a settlement which we entered into with the Former Parent. These items are included in other income (expense) on the accompanying statement of operations. Additionally in the third quarter of 2000, our insurance carriers agreed to pay $750,000 to us as a product liability reimbursement, which we included in cost of sales.

(b) Quarterly sales for the year ended December 31, 2000 have been adjusted from the amounts originally reported to include shipping charges billed to customers, previously netted in general and administrative expenses, as required by the provisions of EITF 00-10.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 1, 2000, we dismissed our prior independent auditors, Deloitte & Touche LLP. On July 31, 2000 our board of directors authorized the dismissal of Deloitte & Touche and retained Arthur Andersen LLP as our new independent accountants. Arthur Andersen audited our financial statements for the years ended December 31, 2001 and 2000. Deloitte & Touche did not our audit financial statements for the years ended December 31, 2001 and 2000 or render an opinion with respect to such financial statements. Deloitte & Touche's report (which report expresses an unqualified opinion and includes an explanatory paragraph relating to certain litigation) on our financial statements for the year ended December 31, 1999 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change our accountants was recommended by our audit committee of our board of directors and was approved by our board of directors.

During the year ended December 31, 1999, except as noted below, there were no disagreements between us and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

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

During the fiscal year ended December 31, 1999 and the subsequent interim period, we did not consult Arthur Andersen regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K. We requested that Deloitte & Touche furnish a letter addressed to the SEC stating that it agreed with the above statements relating to Deloitte & Touche with respect to our fiscal year ended December 31, 1999 and the subsequent interim period. A copy of this letter was filed as Exhibit 16.1, as part of an amendment to our Form 8-K, dated August 15, 2000, on August 16, 2000.

                                    Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT.

      The following table sets forth certain information concerning our directors, executive officers and other key employees. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are appointed by the board of directors and serve at the discretion of the board.

              Name                  Age                         Position(s)
-------------------------------   -------   ------------------------------------------------------
Directors, Executive Officers:

Kenneth H. Traub...............     40      President, Chief Executive Officer and Director

Salvatore F. D'Amato...........     73      Chairman of the Board

Stephen A. Benton*.............     60      Director

Fred J. Levin*.................     39      Director

Douglas A. Crane*..............     42      Director

Russell LaCoste................     51      Executive Vice President, Sales and Marketing

Alan Goldstein.................     55      Vice President, Chief Financial Officer and Secretary

Key Employees:

Michael T. Banahan.............     44      Vice President, Sales and Marketing

Adam L. A. Scheer..............     30      Vice President, Corporate Development

George Condos..................     39      Controller

----------
* Member of the audit and compensation committees.

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

Salvatore F. D'Amato has served as our Chairman of the Board since April 1999 and as a director since March 1999. He was also our Chairman of the Board and President from 1983 to 1990 and was a consultant for us from time to time between 1990 and April 1999. Mr. D'Amato was President and a director of ABN, our former parent corporation, from 1977 to 1983. Prior thereto, he served as Vice President, Engineering and Senior Vice President, Operations with ABN. Mr. D'Amato holds a masters degree in Engineering from Columbia University.

Stephen A. Benton has served as a director since July 1998. Dr. Benton is the founding head of the Spatial Imaging Group at the Massachusetts Institute of Technology, where he has been a faculty member since 1982. He is a fellow of the Optical Society of America and the Society for Imaging Science and Technology. Dr. Benton holds a Ph.D. in Applied Physics from Harvard University.

Fred J. Levin has served as a director since February 2000. Mr. Levin was the President of the Concord Watch Division of Movado Group, Inc., a manufacturer and marketer of watches, from March 1998 to January 2002. Mr. Levin also served with Movado Group, Inc. as Senior Vice President, International from April 1995 to February 1998 and as Vice President, Distribution from February 1994 to March 1995. Prior thereto, Mr. Levin was a management consultant with McKinsey & Company. Mr. Levin holds a B.S. in Industrial Engineering from Northwestern University and a M.B.A. from the Harvard Graduate School of Business Administration.

Douglas A. Crane has served as a director since June 2000. Mr. Crane has been the Manager of Currency Paper Manufacturing and U.S. Currency Contract for Crane & Co., Inc. a manufacturer of paper products, since 2001. Mr. Crane also served with Crane & Co., Inc. as Manager of Corporate Strategic Planning from 1998 to 2001, as Manager of Manufacturing Technology from 1995 to 1998, and as production manager, project engineer from 1990 to 1995. Mr. Crane holds a B.S. in Biomedical Engineering/Materials Science from Brown University, a M.S. in Paper Chemistry from the Institute of Paper Science and Technology and a M.B.A. from the Massachusetts Institute of Technology.

Russell LaCoste has served as our Executive Vice President, Sales and Marketing since October 1999. He also served as our Vice President, Sales and Marketing from 1984 to 1992. Mr. LaCoste was Vice President of Sales and Marketing of Kurz Transfer Products, a manufacturer of specialty printing products, from September 1995 to October 1999. From 1992 to September 1995, he was President of Optigraphics Corporation, a specialty printer. Mr. LaCoste holds a B.S. in Marketing from the University of Vermont and a M.B.A. from the University of Bridgeport.

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

Adam L.A. Scheer has served as our Vice President, Corporate Development since May 2001. Mr. Scheer was Vice President, Finance and Administration and Acting Chief Financial Officer of Streetmail.com,

Inc., an email marketing company, from January 2000 to May 2001. From June 1996 to January 2000, Mr. Scheer was Assistant to the President of Trans-Resources, Inc., a diversified multinational holding company. From June 1995 to June 1996, Mr. Scheer was a financial analyst in the investment banking division of Cowen & Company, a securities firm. Mr. Scheer holds a B.A. in History from Williams College.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based upon a review of the copies of the filings with the Securities and Exchange Commission and written representations from our executive officers, directors and persons who beneficially own more than 10% of our common stock, we believe that the
Section 16(a) filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock in fiscal 2001 were complied with on a timely basis. A report on Form 4 was not timely filed for each of Stephen Benton and Fred Levin with respect to one transaction each in 2000, which transactions were subsequently reported on a Form 5.

Item 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned during 1999, 2000 and 2001 by each individual who served as our chief executive officer or in a similar capacity during 2001 and the other three executive officers during 2001 (the "Named Executive Officers").

                           Summary Compensation Table

                                                           Annual Compensation                    Long-Term
                                                ---------------------------------------          Compensation

                                                                          Other Annual      Shares of Common Stock       All Other
                                                 Salary        Bonus      Compensation       Underlying-Options       Compensation
              Name                Year            ($)           ($)            (1) ($)               (#)                  (2) ($)
--------------------------------  -----------   -----------   ---------   ---------------   ----------------------   --------------
Kenneth H. Traub (3)............  1999          253,846       150,000           6,280              350,000                 1,861
President and Chief               2000          295,449       150,000           9,600              425,000                 3,222
Executive Officer                 2001          300,000       150,000          10,208                 --                   4,473

Salvatore F. D'Amato (4)........  1999          100,000        40,000          54,990              175,000                 1,081
Chairman of the Board             2000          177,458        70,000          13,380              150,000                 2,355
                                  2001          180,000        70,000          13,380                 --                   2,149

Russell LaCoste (5).............  1999           51,202        10,000           1,800              150,000                   --
Executive Vice President          2000          225,000        35,000           9,000               25,000                 1,841
                                  2001          225,000          --             9,600                 --                   2,948

Alan Goldstein (6)..............  1999          112,718        45,000           4,656              100,000                 1,144
Chief Financial Officer           2000          167,083        50,000           5,868               73,000                 2,760
                                  2001          170,000        50,000           5,868                 --                   2,948

----------
(1) Other Annual Compensation in 1999 for Mr. D'Amato consisted of $6,690 for the use of an automobile paid for by us and $48,300 that he received from us for his work as a consultant prior to becoming an employee. Other Annual Compensation in 2000 and 2001 for Mr. D'Amato and 1999, 2000 and 2001 for Messrs. Traub, LaCoste and Goldstein consisted of the use of automobiles paid for by us.

(2) All other compensation in 2001 includes term life insurance premiums and employer contributions to our 401(k) retirement plan paid by us for Mr. Traub of $2,773 and $1,700, respectively, for Mr. D'Amato of $449 and $1,700, respectively, for Mr. LaCoste of $1,248 and $1,700, respectively and for Mr. Goldstein of $1,248 and $1,700, respectively.

(3) Mr. Traub has served as President and Chief Executive Officer since March 2000. He served as President and Chief Operating Officer from February 1999 to March 2000.

(4)   Mr. D'Amato has served as Chairman of the Board since April 1999.

(5) Mr. LaCoste has served as Executive Vice President, Sales and Marketing since October 1999.

(6) Mr. Goldstein has served as Vice President and Chief Financial Officer since April 1999.

No options were granted during 2001 to the Named Executive Officers and no options were exercised in 2001 by them.

The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2001.

                                                    2001 Year-End Option Values

                                                 Shares of Common Stock Underlying              Value of Unexercised In-the-Money
                                                         Unexercised Options                      Options at December 31, 2001
                                                                 (#)                                         ($) (1)
                                               ----------------------------------------       --------------------------------------

                  Name                           Exercisable            Unexercisable           Exercisable          Unexercisable
-----------------------------------------      ---------------       ------------------       ---------------     ------------------
Kenneth H. Traub.........................          468,750                 306,250                  --                    --

Salvatore F. D'Amato.....................          230,208                  94,792                  --                    --

Russell LaCoste..........................          110,417                  64,583                  --                    --

Alan Goldstein...........................          110,416                  62,584                  --                    --

----------
(1) Based on the difference between $1.61, which was the closing price per share on December 31, 2001, and the exercise price per share of the options.

Stock Incentive Plans

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the "2000 Plan"), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan", and collectively with the 2000 Plan, the "Plans"). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 2,344,500 shares of common stock were outstanding under the Plans at December 31, 2001. Options to purchase an additional 165,000 shares of common stock were outstanding outside the Plans at December 31, 2001. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Retirement Plans

On October 1, 1999, we implemented defined contribution plans for our employees. Prior to October 1, 1999, we participated in the defined contribution plan of the Former Parent. Aggregate contributions to such plans, which have been charged to our operations, were approximately $48,000, $46,000 and $77,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Employment Agreements

We entered into an employment agreement with Kenneth H. Traub in February 1999 for an initial term of one year, which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. As amended in March 2000, the agreement provides for an annual base salary of $300,000, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his employment agreement, Mr. Traub will receive severance equal to two times his annual salary and bonus. Pursuant to the agreement, Mr. Traub is eligible to receive quarterly bonuses at the discretion of our board of directors, with a target bonus of $25,000 per quarter. The quarterly bonus is required to be paid unless the board determines otherwise based on certain factors. In connection with the agreement, we granted to Mr. Traub options to purchase up to 250,000 shares of our common stock at an exercise price of $1.75 per share. In the event of Mr. Traub's termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement, we are generally required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination, (2) continue to provide employee benefits to Mr. Traub, and (3) accelerate vesting on any unvested options granted to him under the 1998 Plan and permit the exercise of vested options under such plan for a period of two years thereafter. Upon the termination of Mr. Traub's employment by us following a change of control, as defined in the agreement, or Mr. Traub's resignation for good reason following a change in control, we are required to (1) pay him a severance amount equal to two times his annual salary and bonus then in effect (or, if such termination or resignation for good reason is more than one year after such change of control, an amount equal to three times his salary and annual bonus then in effect), (2) accelerate vesting on any unvested options granted under the 1998 Plan and any shares of restricted stock purchased by Mr. Traub, and (3) to the extent such amounts are subject to excise taxes under Section 4999 of the Internal Revenue Code, provide a tax gross up to him for any additional amounts due. In connection with his employment agreement, Mr. Traub has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information.

We entered into an employment agreement with Salvatore F. D'Amato in April 1999 for an initial term of two years, which renews upon mutual agreement for successive one year terms. As amended, the agreement provides for a base salary of $180,000 per year. Pursuant to the Agreement Mr. D'Amato is eligible to receive bonuses at the discretion of our board of directors, with a target bonus of $10,000 per quarter. The quarterly bonus is required to be paid unless the board determines otherwise based on certain factors. In connection with the agreement, we granted to Mr. D'Amato options to purchase up to 175,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. D'Amato's termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, we are required to continue to pay his salary then in effect, together with any bonus that may have accrued, for the remainder of his employment term. Upon termination of Mr. D'Amato's employment following a change of control, or Mr. D'Amato's resignation for good reason within one year of a change of control, we are required to pay him an amount equal to his annual salary and bonus. In connection with his employment agreement, Mr. D'Amato agreed not to compete with us during his term of employment and for one year thereafter.

Pursuant to a letter agreement, dated September 15, 1999, which sets forth the terms of Russell LaCoste's employment, Mr. LaCoste receives a base salary of $225,000 per year. In addition, Mr. LaCoste is eligible to receive bonuses at the discretion of our board of directors, with a target bonus of $10,000 per quarter. In connection with the agreement, we granted to Mr. LaCoste options to purchase up to 150,000 shares of our common stock at an exercise price of $2.88 per share. In the event of Mr. LaCoste's termination for any reason other than for cause, we are required to continue to pay him his salary then in effect for a period of three months following such termination. Upon termination of Mr. LaCoste's employment within three months before or after a change of control, we are required to pay him an amount equal to $250,000.

We entered into an employment agreement with Alan Goldstein in April 1999 for an initial term of one year which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. As amended, the agreement provides for an annual base salary of $170,000, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his employment agreement, Mr. Goldstein will receive severance equal to one-half of his annual salary and bonus. Pursuant to the agreement Mr. Goldstein is eligible to receive bonuses at the discretion of our board of directors, with a target bonus of $10,000 per quarter. In connection with the agreement, we granted to Mr. Goldstein options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. Goldstein's termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement, we are required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of six months following such termination or resignation for good reason, (2) continue to provide employee benefits to Mr. Goldstein and (3) accelerate vesting on any unvested options granted to him under the 1998 Plan and permit the exercise of vested options under such plan for a period of two years thereafter. Upon termination of Mr. Goldstein's employment following a change of control, or Mr. Goldstein's resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to nine months of his salary and bonus then in effect. In connection with his employment agreement, Mr. Goldstein agreed not to compete with us during his term of employment and for one year thereafter.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Benton, Levin and Crane. Mr. Crane is an employee and representative of Crane & Co., Inc. See "Item 13. Certain Relationships and Related Transactions." None of the members of our Compensation Committee is or has been an officer or employee of the Company. No interlocking relationships exist between the board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No executive officer or director of the Company serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's board of directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the board of directors advises our board of directors on compensation matters, determines the compensation of the Chief Executive Officer, reviews and takes action on the recommendation of the Chief Executive Officer as to the appropriate compensation of other officers and key personnel and approves the grants of bonuses to officers and key personnel. The Compensation Committee is also responsible for the administration of the Company's Stock Incentive Plans. This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Chief Executive Officer Compensation

The Compensation Committee reviews the compensation arrangements for the Company's Chief Executive Officer at least annually, typically in the fourth and/or first quarter of the fiscal year. Mr. Traub's employment agreement, which renewed as of February 2001 for an additional one-year term, includes provisions described above under the heading "Employment Agreements" for the payment of a base salary and the payment of quarterly and other bonuses. In determining whether to renew Mr. Traub's employment agreement and his total compensation for fiscal 2001, the Compensation Committee considered the terms of his employment agreement, his length of service with us, the Company's financial performance during the preceding year, the Company's history since its initial public offering in 1998, competitive pay practices, and Mr. Traub's individual performance and contributions to us. The Compensation Committee believes that Mr. Traub has provided strong leadership in what continues to be a challenging operating environment for the Company. The Compensation Committee also believes Mr. Traub has been instrumental in maintaining and strengthening our relationships with our key customers, negotiating key partnerships and business relationships, strengthening our management team, reestablishing our reputation in our industry, improving our corporate culture, launching several new products to support our future growth plans, and evaluating and asserting our intellectual property rights.

In making its compensation decisions with respect to Mr. Traub, the Compensation Committee exercised its discretion and judgment based on the above factors, relying more heavily on qualitative factors compared to quantitative criteria and results. No specific formula was applied to determine the weight of each factor. In fiscal 2001, Mr. Traub's contractual base compensation was $300,000. Mr. Traub was also paid the $25,000 quarterly bonus contemplated under his employment agreement and an additional year-end discretionary bonus of $50,000.

ABNH'S General Compensation Policy for Executive Officers

The fundamental policy of the Compensation Committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance. It is the Compensation Committee's objective to have a portion of each executive officer's compensation contingent upon our performance as well as upon each executive officer's own level of performance. Therefore, the compensation package for each executive officer is comprised of three different elements: (1) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry; (2) cash bonuses which reflect the achievement of performance qualitative and quantitative objectives and goals; and (3) long-term stock-based incentive awards which strengthen the mutuality of interest between the executive officers and our stockholders.

      Factors. The principal factors (together with the factors specified above with respect to Mr. Traub) that the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2001 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

      Base Salary. The base salary for each executive officer is specified in his respective employment agreement and was determined on the basis of the following factors: experience, expected personal performance, the salary levels in effect for comparable positions within and outside the industry and internal and external base salary comparability considerations. The weight given to each of these factors differed from individual to individual, as the Compensation Committee and the board of directors believed appropriate.

      Bonus. Bonus represents the variable component of the executive compensation program that is tied to our performance and individual achievement. In determining bonuses, the Compensation Committee considers factors such as relative performance of ABNH during the year and the individual's contribution to our performance, the need to attract, retain and motivate high quality executives as well as the degree to which the executive officer met or exceeded certain objectives established for him.

      Long-Term Incentive Compensation. Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage ABNH from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our common stock at a fixed price per share over a specified period of time up to ten years. Each option generally becomes exercisable in installments over a three-year period. Therefore, the option grant will provide a return to the executive officer only if the executive officer remains employed by ABNH during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with ABNH, the size of comparable awards made to individuals in similar positions and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers.

Based on the stock options granted to the executive officers in 1999 and 2000, the Compensation Committee believes an adequate incentive for top management exists at this time, and, therefore, no options were granted to executive officers in 2001.

Internal Revenue Code Limits on the Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation. Through December 31, 2001, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation. We believe that our compensation philosophy of paying our executive officers with competitive salaries, cash bonuses and long-term incentives, as described in this report, serves the best interest of ABNH and its stockholders.

                                       THE COMPENSATION COMMITTEE


Stephen A. Benton
Fred J. Levin
Douglas A. Crane

Comparative Stock Performance

                                 Our Performance

      The Stock Price Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

      The graph compares our performance from July 20, 1998, the date that our common stock started trading on the New York Stock Exchange, through December 31, 2001, against the performance of the Russell 2000 Index and our peer group for the same period. The peer group represented in the graph includes the corporations (other than ABNH) that are in the Business Services Group and who make up our SIC Code Index, a published index of which our group code is 3398.

[THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIALS.]

                        COMPARE CUMULATIVE TOTAL RETURN
                  AMONG AMERICAN BANK NOTE HOLIGRAPHICS, INC.,
                     RUSSELL 2000 INDEX AND SIC CODE INDEX

                                       7/20/98      12/31/98      12/31/99      12/31/00     12/31/01
                                       -------      --------      --------      --------     --------
AMERICAN BANK NOTE HOLOGRAPHICS, INC    100.00       205.88         18.71         15.41        18.94
SIC CODE INDEX                          100.00        84.37         81.53        113.95       118.39
RUSSELL 2000 INDEX                      100.00       100.79        120.54        115.34       116.51

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth as of March 15, 2002 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulevard, Elmsford, NY 10523, unless otherwise indicated.

                       Name and Address                     Number (1)     Percentage (1)
--------------------------------------------------------   ------------   ----------------
Crane & Co., Inc........................................     3,387,720         18.3%
   30 South Street
   Dalton, MA  01226

Libra Advisors, LLC (2).................................     1,856,000         10.0%
   277 Park Avenue, 26th Floor
   New York, NY 10172

Kenneth H. Traub (3)....................................       556,250          2.9%

Salvatore F. D'Amato (4)................................       289,500          1.5

Russell LaCoste (5).....................................       143,083           *

Alan Goldstein (6)......................................       135,917           *

Stephen A. Benton (7)...................................        29,000           *

Fred J. Levin (8).......................................        36,200           *

Douglas A. Crane (9)....................................     3,393,520         18.4%

All executives officers and directors as a group
  (7 persons) (10)......................................     4,583,470         23.3%

----------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 15, 2002, the Company had 17,388,720 shares of common stock outstanding and was obligated to issue an additional 1,095,000 shares of common stock in connection with the settlement of the securities litigation discussed in Note 11 to the financial statements. These percentages were calculated based on a total of 18,483,720 shares of common stock outstanding. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

(2) The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on May 26, 2000. Libra Advisors, LLC, the general partner of Libra Fund, LP owns 1,821,000 shares of common stock. Libra Advisors, LLC is also the investment adviser of an offshore fund that owns 35,000 shares of our common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 1,856,000 shares. Ranjon Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 1,856,000 shares of common stock beneficially owned by Libra Advisors, LLC.

(3) Includes 556,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(4) Includes 287,500 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(5) Includes of 139,583 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(6) Includes of 135,917 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(7) Includes of 25,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(8) Includes of 10,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

(9) Includes of 5,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002 and 3,387,720 shares of common stock owned by Crane & Co., Inc., a privately owned corporation that Mr. Crane and his family own. Mr. Crane may be deemed the beneficial owner of the shares held by Crane & Co., Inc.

(10) Includes 1,159,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ABNH and the Former Parent were related parties until April 4, 1999 at which time the Former Parent's Chairman and Chief Executive Officer resigned as ABNH's Chairman and Chief Executive Officer.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, we reached an agreement with ABN which is subject among other things to (i) definitive documentation, (ii) Court approval of the settlement of the shareholder litigation, and (iii) approval of the United States Bankruptcy Court in which ABN's plan of reorganization is pending. The agreement is subject to the consummation of the Chapter 11 plan and also provides that (i) the parties exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between ABNH and ABN dated July 20, 1998, and all sums allegedly owing by each of ABNH and ABN, and its affiliates, to each other, (ii) we will receive 25,000 shares of stock of the reorganized ABN, (iii) ABN will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of ours for the period January 1, 1990 through July 20, 1998 and will indemnify us with respect to any such liabilities and (iv) we will withdraw our claim against ABN in the Chapter 11 case and not object to ABN's Chapter 11 plan as long as it comports with the terms of the agreement between us and ABN. The above described settlement between ABNH and ABN was made a part of the Chapter 11 plan which the bankruptcy court confirmed on November 3, 2000. ABN has experienced significant financial difficulty. We understand that ABN's bankruptcy plan has not been consummated, and that ABN has indicated in its public SEC filings that it can give no assurance that the bankruptcy plan will be consummated, and that it expects to propose to the bankruptcy court certain amendments to the bankruptcy plan that would require the approval of the bankruptcy court after solicitation of any affected creditors. ABN continues to experience significant financial difficulty, which may result in its inability to perform under the terms of the agreement with us, which could have a material adverse effect on our financial position, results of operations and cash flows.

In connection with the above agreement we included approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates in other income (expenses) on the accompanying statement of operations in 2000.

For financial reporting purposes, the amounts due from the Former Parent and affiliates for periods prior to the Offering Date have been classified within stockholders' equity.

On June 30, 2000, we entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and our audit committee of our Board of Directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. The Agreement also provides that, for as long as Crane owns at least 51% of the shares of common stock purchased under the Agreement, Crane shall be entitled to designate one director on the management slate of nominees to our Board, and that, should our Board be expanded to a number greater than six, then our Board shall be expanded by another seat, and Crane shall be entitled to nominate an additional director.

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

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of the outstanding securities of ABNH. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our Board of Directors. In connection with the transaction, Crane also received the right to cause us to register Crane's shares for public resale and the right to include such shares in any future registration of our securities, subject to certain exceptions.


During 2000 we entered into agreements with Crane under which we rent factory space and lease employees for our facility in Dalton, MA. For the years ended December 31, 2001 and 2000 we paid Crane under these agreements $72,000 and $12,000, respectively, for the rental of the factory space and $116,000 and $11,000, respectively, for the leased employees. In addition we paid Crane $5,700 and $50,000 for leasehold improvements on the rental space for the years ended December 31, 2001 and 2000, respectively.

During 2001, we purchased a technology and patent pending from Mr. D'Amato, which he had developed prior to becoming a director, for a purchase price of $30,000.

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

      (3)   Exhibits

            See (c) below.

(b)               Reports on Form 8-K

            None.

(c)               Exhibits

            3.1   Amended and Restated Certificate of Incorporation.(1)

            3.2   Amended and Restated By-Laws.(1)

            3.3 Amendment to the Amended and Restated Certificate of Incorporation.(2)

            4.1   Form of Common Stock Certificate.(1)

            4.2 Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000.(3)

            4.3 Warrant Agreement by and between American Bank Note Holographics, Inc. and American Stock & Transfer Company, dated as of December 18, 2000.(4)

            4.4   Form of Warrant Certificate.(4)

            4.5 Form of Option Agreement for American Bank Note Holographics, Inc. 1998 Stock Incentive Plan as amended.(5)

            4.6 Form of Option Agreement for American Bank Note Holographics, Inc. 2000 Stock Incentive Plan.(5)

            4.7 Option Agreement between Dr. Stephen Benton and American Bank Note Holographics, Inc., dated July 20, 1998.(5)

            4.8 Option Agreement between Mr. Russell LaCoste and American Bank Note Holographics, Inc., dated October 11, 1999.(5)

            10.1 Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998.(1)

            10.2  Form of License Agreement.(1)

            10.3  Form of Transitional Services Agreement.(1)

            10.4  Form of Employee Benefits Allocation Agreement.(1)

            10.5  Form of 1998 Stock Incentive Plan.(1)

            10.6  Form of 2000 Stock Incentive Plan.(6)

            10.7  Form of Defined Contribution Plan.(1)

            10.8 Production Agreement between MasterCard International Incorporated and American Bank Note Holographics, Inc., dated as of February 1, 1996.(1)

            10.9 Letter Agreement, dated June 29, 1998, between MasterCard International Incorporated and American Bank Note Holographics, Inc., amending the Production Agreement dated as of February 1, 1996.(7)(+)

            10.10 Letter Agreement, dated March 3, 1999, between MasterCard
                  International Incorporated and American Bank Note Holographics, Inc., further amending the Production Agreement dated as of February 1, 1996.(7)

            10.11 Loan and Security Agreement, dated as of September 29, 1999, between Foothill Capital Corporation and American Bank Note Holographics, Inc., together with Amendment No. 1 dated December 31, 1999 and letter dated January 4, 2000.(8)

            10.12 Employment Agreement, dated April 20, 1999, between Salvatore
                  F. D'Amato and American Bank Note Holographics, Inc.(7)

            10.13 Employment Agreement, dated February 3, 1999, between Kenneth
                  H. Traub and American Bank Note Holographics, Inc., as amended on March 20, 2000.

            10.14 Employment Agreement, dated April 30, 1999, between Alan
                  Goldstein and American Bank Note Holographics, Inc.(7)

            10.15 Employment Agreement, dated September 15, 1999, between
                  Russell LaCoste and American Bank Note Holographics, Inc.(7)

            10.16 Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Holographics, Inc.

            10.17 Lease Agreement, dated August 13, 1984, by and between Mark
                  Hankin and HanMar Associates XV, tenants-in-common and American Bank Note Company with Addenda thereto.

            10.18 Lease Agreement, dated as of January 19, 2001 by and between
                  Crane & Co., Inc. and American Bank Note Holographics, Inc.

            23.1  Consent of Deloitte & Touche LLP

            23.2  Consent of Arthur Andersen LLP

            99.1  Letter to Commission Pursuant to Temporary Note 3T

----------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333- 51845).

(2) Incorporated by reference from the Proxy Statement on Schedule 14A filed on July 3, 2001.

(3)   Incorporated by reference on Form 10-Q filed on August 14, 2000.

(4)   Incorporated by reference from the Annual Report on Form 10-K for 2000.

(5) Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-61602).

(6) Incorporated by reference from the Proxy Statement on Schedule 14A filed on August 11, 2000.

(7)   Incorporated by reference from the Annual Report on Form 10-K for 1998.

(8)   Incorporated by reference from the Annual Report on Form 10-K for 1999.

(+) Portions have been omitted pursuant to a request for confidential treatment.

(d)               Financial Statement Schedules


            See (a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN BANK NOTE HOLOGRAPHICS, INC.



                                     By: /s/ Kenneth H. Traub
                                         ---------------------------------------
                                         Kenneth H. Traub
                                         President and Chief Executive Officer

March 29, 2002

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

Signature                                          Title                                 Date
---------                                          -----                                 ----
/s/ Kenneth H. Traub                 President, Chief Executive Officer and          March 29, 2002
-------------------------------      Director (Principal Executive Officer)
Kenneth H. Traub                     Chief Financial Officer


/s/ Alan Goldstein                   (Principal Financial and                        March 29, 2002
-------------------------------      Accounting Officer)
Alan Goldstein


/s/ Salvatore F. D'Amato             Chairman of the Board                           March 29, 2002
-------------------------------
Salvatore F. D'Amato


/s/ Stephen A. Benton                Director                                        March 29, 2002
-------------------------------
Stephen A. Benton


/s/ Fred J. Levin                    Director                                        March 29, 2002
-------------------------------
Fred J. Levin


/s/ Douglas A. Crane                 Director                                        March 29, 2002
-------------------------------
Douglas A. Crane

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................  F-2
INDEPENDENT AUDITORS' REPORT.............................................  F-3
FINANCIAL STATEMENTS:
  Balance Sheets, December 31, 2001 and 2000.............................  F-4
  Statements of Operations for the Years Ended December 31,
     2001, 2000 and 1999.................................................  F-5
  Statements of Stockholders' Equity for the Years Ended
     December 31, 2001, 2000 and 1999....................................  F-6
  Statements of Cash Flows for the Years Ended December 31,
     2001, 2000 and 1999.................................................  F-7
  Notes to Financial Statements..........................................  F-8
  Schedule I - Valuation and Qualifying Accounts.........................  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of American Bank Note Holographics, Inc.:

We have audited the accompanying balance sheets of American Bank Note Holographics, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule on page S-1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                   /s/Arthur Andersen LLP
New York, New York
March 1, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Bank Note Holographics, Inc.
    Elmsford, New York

We have audited the accompanying statements of operations, stockholders' equity and cash flows of American Bank Note Holographics, Inc. for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the accompanying Table of Contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of American Bank Note Holographics, Inc. for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the financial statements, the Company is involved in certain litigation and potential litigation.


/s/ Deloitte & Touche LLP
New York, New York
March 29, 2000

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (In Thousands, Except Share Data)

                                                                              2001          2000
                                                                            --------      --------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................    $  7,368      $  7,926
     Accounts receivable, net of allowance for doubtful
        accounts of $75 and $75 ........................................       3,322         3,000
     Inventories, net of allowances of $725 and $678 ...................       3,267         3,015
     Deferred income taxes .............................................       1,232         1,191
     Prepaid expenses and other ........................................         702           391
                                                                            --------      --------
          Total current assets .........................................      15,891        15,523
MACHINERY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS-- Net of accumulated depreciation
   and amortization of $8,461 and $7,709 ...............................       5,112         5,117
DEFERRED INCOME TAXES ..................................................         143           727
GOODWILL  - Net of accumulated amortization
  of $2,953 and $2,608 .................................................       7,408         7,753
OTHER ASSETS ...........................................................          32            14
                                                                            --------      --------
TOTAL ASSETS ...........................................................    $ 28,586      $ 29,134
                                                                            ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................................................    $  1,809      $  2,298
     Accrued expenses ..................................................       2,098         2,687
     Customer advances .................................................         100           161
                                                                            --------      --------
          Total current liabilities ....................................       4,007         5,146
                                                                            --------      --------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
     Preferred Stock, authorized, 5,000,000 shares; no shares
       issued or outstanding ...........................................          --            --
     Common Stock, par value $0.01 per share, authorized,
       40,000,000 shares at December 31, 2001 and 30,000,000
       shares at December 31, 2000; issued and outstanding,
       18,483,720 shares ...............................................         185           185
     Additional paid-in capital ........................................      23,994        23,994
     Retained earnings (deficit) .......................................         400          (191)
                                                                            --------      --------
          Total stockholders' equity ...................................      24,579        23,988
                                                                            --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................    $ 28,586      $ 29,134
                                                                            ========      ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (In Thousands, Except Per Share Data)

                                                           2001          2000          1999
                                                         --------      --------      --------
REVENUE:
      Sales .......................................      $ 20,016      $ 19,029      $ 21,194
      Royalty income ..............................           466           444           535
                                                         --------      --------      --------
           Total revenue ..........................        20,482        19,473        21,729
                                                         --------      --------      --------

COSTS AND EXPENSES:
     Cost of goods sold ...........................         9,962         8,876        11,247
     Selling and administrative ...................         7,314         8,085         9,803
     Research and development .....................         1,233           928           261
     Depreciation and amortization ................         1,097         1,076         1,026
                                                         --------      --------      --------
           Total costs and expenses ...............        19,606        18,965        22,337
                                                         --------      --------      --------

     Operating income (loss) ......................           876           508          (608)
                                                         --------      --------      --------

OTHER INCOME (EXPENSE):
     Interest income ..............................           258           229            31
     Other income .................................            --            --            24
     Interest expense .............................            --          (741)       (1,016)
     Settlement with Former Parent (Note 7) .......            --           519            --
     Settlement of shareholder litigation
        (Note 11) .................................            --        (3,508)           --
                                                         --------      --------      --------
           Total other income (expense) ...........           258        (3,501)         (961)
                                                         --------      --------      --------

INCOME (LOSS) BEFORE PROVISION FOR
       (BENEFIT FROM) INCOME TAXES ................         1,134        (2,993)       (1,569)

PROVISION FOR (BENEFIT FROM)
       INCOME TAXES ...............................           543        (1,110)         (494)
                                                         --------      --------      --------

NET INCOME (LOSS) .................................      $    591      $ (1,883)     $ (1,075)
                                                         ========      ========      ========

NET INCOME (LOSS) PER SHARE:
     Basic and diluted ............................      $   0.03      $  (0.12)     $  (0.08)
                                                         ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In Thousands)

                                                                Common Stock             Additional      Retained
                                                          ------------------------         Paid-In       (Deficit)
                                                           Shares          Amount          Capital        Earnings           Total
                                                          --------        --------        --------        --------         --------
BALANCE, JANUARY 1, 1999 .........................          13,636        $    136        $ 11,627        $  2,767         $ 14,530
     Net (loss) ..................................              --              --              --          (1,075)          (1,075)
                                                          --------        --------        --------        --------         --------
BALANCE, DECEMBER 31, 1999 .......................          13,636             136          11,627           1,692           13,455
     Equity financing ............................           3,388              34           9,109              --            9,143

     Issuance of shares in settlement
        of shareholder litigation ................           1,460              15           2,859              --            2,874
     Issuance of warrants in settlement
        of shareholder litigation ................              --              --             399              --              399
     Net (loss) ..................................              --              --              --          (1,883)          (1,883)
                                                          --------        --------        --------        --------         --------
BALANCE, DECEMBER 31, 2000 .......................          18,484             185          23,994            (191)          23,988
     Net income ..................................              --              --              --             591              591
                                                          --------        --------        --------        --------         --------
BALANCE, DECEMBER 31, 2001 .......................          18,484        $    185        $ 23,994        $    400         $ 24,579
                                                          --------        --------        --------        --------         --------

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In Thousands)

                                                                            2001          2000          1999
                                                                            ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..............................................     $    591      $ (1,883)     $ (1,075)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation and amortization .............................        1,097         1,076         1,026
          Deferred income taxes .....................................          543        (1,110)         (494)
          Deferred financing costs ..................................           --           235           626
          Gain on sale of equipment .................................           --            --           (12)
          Non-cash charges relating to the issuance of common
            stock and warrants ......................................           --         3,273            --
     Changes in operating assets and liabilities:
        Accounts receivable, net ....................................         (322)          224           799
        Inventories, net ............................................         (252)         (100)        2,912
        Prepaid expenses and other ..................................         (329)          (55)          248
        Accounts payable, accrued expenses and other ................       (1,078)         (775)       (1,639)
        Customer advances ...........................................          (61)         (446)         (853)
                                                                          --------      --------      --------
          Net cash provided by operating activities .................          189           439         1,538
                                                                          --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...........................................         (747)         (654)         (577)
     Proceeds from sale of equipment ................................           --            --            38
                                                                          --------      --------      --------
          Net cash used in investing activities .....................         (747)         (654)         (539)
                                                                          --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving credit borrowings (repayment), net ...................           --           (74)       (5,517)
     Notes payable, net .............................................           --          (194)         (183)
     Long-term debt repayment .......................................           --        (1,000)        1,000
     Proceeds from equity financing, net of costs ...................           --         9,143            --
     Deferred financing costs .......................................           --            --          (352)
                                                                          --------      --------      --------
          Net cash provided by (used in) financing activities .......           --         7,875        (5,052)
                                                                          --------      --------      --------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .......................................................         (558)        7,660        (4,053)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR ..............................................................        7,926           266         4,319
                                                                          --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............................     $  7,368      $  7,926      $    266
                                                                          ========      ========      ========

SUPPLEMENTAL CASH PAYMENTS:
     Taxes ..........................................................     $      5      $     20      $      1
                                                                          ========      ========      ========
     Interest .......................................................     $     --      $    542      $  1,031
                                                                          ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the "Company") was incorporated in the state of Delaware in August 1985. The Company was, until July 20, 1998 (the "Offering Date"), a wholly-owned subsidiary of American Banknote Corporation (the "Former Parent").

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

Cash and Cash Equivalents -- All highly liquid investments (primarily government bonds) with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

Concentrations of Credit Risk -- A significant portion of the Company's accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. The Company establishes its credit polices based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and does not require collateral.

Inventories -- Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. Hologram originations (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process) are capitalized and charged to cost of goods sold over the production period.

Revenue Recognition -- The Company recognizes revenue in accordance with the provisions of the Security and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2001 and 2000, accounts receivable from this customer approximated $1.0 million and $0.4 million, respectively.

At December 31, 2001 and 2000, customer advances approximating $0.1 and $0.2 million, respectively, represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Effective October 1, 2000, the Company adopted the Emerging Issues Task Force, ("EITF") 00-10, Accounting for Shipping and Handling Fees and Costs. Under the provisions of EITF 00-01, shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $370,000, $377,000, and $499,000 for the years ended December 31, 2001, 2000 and 1999, respectively. All comparative prior period financial statements have been reclassified to reflect this change. The adoption of this EITF has had no impact on the determination of net income
(loss).

Royalty Income -- The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization -- Machinery and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives ranging from 5 to 22 years.

Amortization of leasehold improvements is computed using the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter.

Long-Lived Assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset or an asset group obsolete or noncompetitive, a significant change in the extent or manner in which an asset is used, evidence of a physical defect in an asset or asset group or an operating loss. If changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition, and records an impairment loss (equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset) if such estimated cash flows are less than the carrying amount of the asset.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be disposed of at the lower of book value or fair value less cost to sell. In addition SFAS No. 144 expands the scope of "discontinued operations." The new rules will be applied prospectively beginning January 1, 2002. Management does not expect the adoption of these statements to have a material impact on its financial position.

Goodwill -- The excess of cost over net assets acquired is being amortized over 30 years using the straight-line method. The Company reviews enterprise level goodwill for impairment when changes in circumstances, similar to those described above for long-lived assets, indicate that the carrying value may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and defines criteria for recognition of acquired intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is in the process of performing the required transitional fair value impairment test on its goodwill and reviewing separable intangible assets, if any, as of January 1, 2002. The Company recorded $345,000 or $0.02 per share, of goodwill amortization in 2001. As a result of the adoption of SFAS No. 142, the Company will no longer record goodwill amortization.

Warranty Costs -- The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.

Research and Development -- Research and development costs are expensed as incurred.

Income Taxes -- The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes deferred income taxes resulting from items reported

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income (loss) and net income (loss) per share amounts as if the fair value method had been adopted are presented in Note 9. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

Basic and Diluted Net Income (Loss) per Share -- Basic net income (loss) per share is computed based on the weighted average number of outstanding shares of common stock, after giving retroactive effect to the stock split. The basic weighted average number of shares outstanding were 18,483,720, 15,421,064 and 13,636,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the years ended December 31, 2001, 2000 and 1999, the effect of options to purchase 2,509,500 shares, 2,472,500 shares and 1,420,000 shares, respectively, of the Company's common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such options would have been antidilutive. For the years ended December 31, 2001, 2000 and 1999, the diluted weighted average number of shares outstanding were 18,483,720, 15,421,064 and 13,636,000 respectively.

Business Concentration Risks -- Sales to MasterCard were approximately 37%, 28% and 27% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, accounts receivable from MasterCard approximated $1.0 and $0.4 million, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards (approximately 50 customers) were approximately 23%, 19% and 18% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 2001 and 2000, accounts receivable from these customers approximated $1.0 million and $0.6 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Export Sales -- Export sales were 28%, 31% and 32% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. All export sales are denominated in United States dollars. At December 31, 2001 and 2000, accounts receivable from these customers approximated $0.6 million and $0.9 million, respectively.

Comprehensive Income -- In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. For each of the years ended December 31, 2001, 2000, 1999, there was no difference between the Company's net income (loss) and comprehensive income (loss).

Reclassifications -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2. INVENTORIES

                                                                December 31,
                                                                ------------
                                                             2001        2000
                                                             ----        ----
                                                              (In Thousands)
     Finished goods .....................................  $  1,822    $  1,744
     Finished goods on consignment with customers .......       287         435
     Work in process ....................................     1,047         955
     Raw materials ......................................       836         559
                                                           --------    --------
                                                              3,992       3,693
     Less: Reserve for obsolescence .....................      (725)       (678)
                                                           --------    --------
     Inventories, net ...................................  $  3,267    $  3,015
                                                           ========    ========

3. MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                December 31,
                                                                ------------
                                                             2001        2000
                                                             ----        ----
                                                              (In Thousands)
     Machinery and equipment ............................  $ 12,551    $ 11,860
     Leasehold improvements .............................     1,022         966
                                                           --------    --------
                                                             13,573      12,826
     Accumulated depreciation and amortization ..........     8,461       7,709
                                                           --------    --------
     Machinery, equipment and leasehold improvements, net  $  5,112    $  5,117
                                                           ========    ========

Depreciation and amortization of machinery and equipment and leasehold improvements for the years ended December 31, 2001, 2000 and 1999 were $752,000, $732,000 and $681,000, respectively.

4. ACCRUED EXPENSES

                                                                December 31,
                                                                ------------
                                                             2001        2000
                                                             ----        ----
                                                              (In Thousands)
     Accrued contract liability .........................  $    357    $    357
     Warranty reserves ..................................     1,011         935
     Federal, state and local income taxes ..............        68         102
     Salaries and wages .................................       435         420
     Accrued professional fees ..........................       181         560
     Other ..............................................        46         313
                                                           --------    --------
                                                           $  2,098    $  2,687
                                                           ========    ========

5. INCOME TAXES

In accordance with a tax allocation agreement in effect through the Offering Date, the Company was included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of its Former Parent and made payments to the Former Parent based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. The Company computed its Federal, state and local income tax provision as if it was filing separate income tax returns, without regard to the tax allocation agreement. During 2000, the Company and the Former Parent reached an agreement, subject to consummation of the Former Parent's Chapter 11 plan (see Note 7. "Related Party Transactions"). The agreement provides, among other things that the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise and similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities. Amounts paid to the Former Parent in excess of amounts which would have been payable had the Company filed separate income tax returns have been charged to Due from Former Parent and affiliates. For periods subsequent to the Offering Date, the Company is filing its own U.S. Federal and state income tax returns.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

5. INCOME TAXES (Continued)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Provision for (benefit from) income taxes are as follows:

                                                    For the Years Ended
                                                        December 31,
                                                        ------------
                                               2001         2000         1999
                                               ----         ----         ----
                                                       (In Thousands)
Current:
     Federal ............................    $     --     $     --     $     --
     State and local ....................          --           --           --
                                             --------     --------     --------
                                                   --           --           --
                                             --------     --------     --------
Deferred:
     Federal ............................         423         (817)        (383)
     State and local ....................         120         (293)        (111)
                                             --------     --------     --------
                                                  543       (1,110)        (494)
                                             --------     --------     --------
                                             $    543     $ (1,110)    $   (494)
                                             ========     ========     ========

A reconciliation of the taxes on income and the amount computed by applying the Federal income tax statutory rate of 35% in 2001, 2000 and 1999 follows:

                                                                   For the Years Ended
                                                                       December 31,
                                                                       ------------
                                                           2001            2000            1999
                                                           ----            ----            ----
                                                                      (In Thousands)
Statutory tax .......................................    $    397        $ (1,048)       $   (549)
Amortization of nondeductible goodwill ..............         122             122             122
State and local taxes, net of Federal benefit .......          89            (190)            (72)
Other ...............................................         (65)              6               5
                                                         --------        --------        --------
                                                         $    543        $ (1,110)       $   (494)
                                                         ========        ========        ========

The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:

                                                              December 31,
                                                              ------------
                                                           2001          2000
                                                           ----          ----
                                                             (In Thousands)
Current deferred tax assets:
     Uniform capitalization of inventory .............   $    215      $    253
     Bad debt reserve ................................         32            31
     Warranty reserve ................................        425           383
     Inventory obsolescence ..........................        304           278
     Accrued vacation ................................         51            46
     Other liabilities ...............................        205           200
                                                         --------      --------
     Net current deferred tax asset ..................   $  1,232      $  1,191
                                                         ========      ========
Non current deferred tax asset:
     Class action settlement reserve .................   $  1,031      $     --
     Net operating loss carryforward .................        627         2,274
                                                         --------      --------
                                                            1,658         2,274
Non current deferred tax liabilities:
     Excess tax over book depreciation ...............     (1,515)       (1,547)
                                                         --------      --------

     Net non current deferred tax asset ..............   $    143      $    727
                                                         ========      ========

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

5. INCOME TAXES (Continued)

At December 31, 2001, the Company has net operating loss carryforwards of approximately $1.5 million, which expire through 2021, available to offset future Federal taxable income. Current or future changes in ownership could limit the availability to use these net operating loss carryforwards.

6. REVOLVING CREDIT AGREEMENT

On August 23, 2000, the Company terminated and repaid all outstanding amounts under the Loan and Security Agreement between the Company and Foothill Capital Corporation (as amended, the "Foothill Loan"), which was entered into on September 29, 1999. Borrowings under the Foothill Loan bore interest at the Lender's reference rate, as defined, plus 1.5%.

As a result of terminating the Foothill Loan, in 2000 the Company incurred an early termination fee of $0.1 million and wrote-off approximately $0.2 million in unamortized deferred financing costs related to such loans. During 1999, the Company wrote-off unamortized deferred financing costs of approximately $0.6 million relating to the amendments to and repayment of the Company's previous credit facility.

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

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, the Company reached an agreement with the Former Parent which is subject among other things to (i) definitive documentation, (ii) Court approval of the settlement of the shareholder litigation, and (iii) approval of the United States Bankruptcy Court in which the Former Parent's plan of reorganization is pending. The agreement is subject to consummation of the Chapter 11 plan and also provides that (i) the parties exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between ABNH and the Former Parent dated July 20, 1998, and all sums allegedly owing by each of ABNH and the Former Parent, and its affiliates, to each other, (ii) the Company will receive 25,000 shares of stock of the reorganized Former Parent, (iii) the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities and (iv) the Company will withdraw its claim against the Former Parent in the Chapter 11 case and not object to the Former Parent's Chapter 11 plan as long as it comports with the terms of the agreement between the Company and the Former Parent. The above described settlement between the Company and the Former Parent was made as part of the Chapter 11 plan which the bankruptcy court confirmed on November 3, 2000. As a result of the above separation agreement the Company included in the accompanying statement of operations in 2000, approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates.

We understand that ABN's bankruptcy plan has not been consummated, and that ABN has indicated in its public SEC filings that it can give no assurance that the bankruptcy plan will be consummated, and that it expects to propose to the bankruptcy court certain amendments to the bankruptcy plan that would require the approval of the bankruptcy court after solicitation of any affected creditors.

In addition to the above, the Company sold $1.0 million of products and services in 1999, to its Former Parent and affiliates in the normal course of business. There were no purchases by the Company from the Former Parent and affiliates in the normal course of business in 1999. During 1999, the Company acted as a subcontractor to an affiliate of the Former Parent under a government contract. Sales under this subcontract, which are billed to the affiliate of the Former Parent approximated $0.2 million in 1999.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


8. STOCKHOLDERS' EQUITY

On June 11, 1998, the Company increased its authorized common stock to 30,000,000 shares and its authorized preferred stock to 5,000,000 shares. On July 20, 1998, the Former Parent completed the sale of 13,636,000 shares of the Company's common stock in a public offering (the "Offering"), representing its entire investment in the Company. In regard to the class action litigation settlement, as discussed in Note 11 to the financial statements, the Company is committed to issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The shares, of which 365,000 have been distributed, have been included in shares outstanding in the accompanying financial statements. On August 10, 2001, the Company's stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of its common stock to 40,000,000 shares.

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that the Board of Directors of the Company and the audit committee of the Board of Directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane.

Under the Agreement, Crane has the right to purchase its proportionate share of any new issuance of the Company's securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company's common stock at a price of $3.35 per share. As of March 1, 2002, no proportionate purchase has been made.

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

During 2000 the Company entered into additional agreements with Crane under which the Company rents factory space and leases employees for the Company's facility in Dalton, MA. For the years ended December 31, 2001 and 2000, the Company paid Crane under these agreements, $72,000 and $12,000, respectively, for the rental of factory space and $116,000 and $11,000, respectively, for the leased employees. In addition the Company paid Crane $5,700 and $50,000 for leasehold improvements on the rental space for the years ended December 31, 2001 and 2000, respectively.

9. STOCK INCENTIVE PLANS

On August 4, 2000, the Company adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the "2000 Plan"), which was subsequently approved by the Company's stockholders at the annual meeting on September 12, 2000. On July 20, 1998, the Company adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan", and collectively with the 2000 Plan, the "Plans"). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of the Company. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 868,500 shares of common stock are available for future grants at December 31, 2001 under the Plans. Options to purchase 2,344,500 shares of common stock were outstanding under the Plans at December 31, 2001. Options to purchase an additional 165,000 shares of common stock were outstanding outside the Plans at December 31, 2001. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9. STOCK INCENTIVE PLANS (Continued)

automatically terminates upon the termination of the optionee's employment with the Company, unless otherwise determined by the Board of Directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

A summary of the status of the Company's outstanding stock options as of December 31, 2001, 2000 and 1999 and changes during the years then ended follows:

                                                             2001                    2000                    1999
                                                    ---------------------   ---------------------   ---------------------
                                                                 Weighted                Weighted                Weighted
                                                                 Average                 Average                 Average
                                                                 Exercise                Exercise                Exercise
                                                      Shares      Price       Shares      Price       Shares      Price
                                                    ---------     -----     ---------     -----     ---------     -----
Outstanding, beginning of year ................     2,472,500     $2.64     1,420,000     $3.22       984,250     $8.50
     Granted ..................................       188,000      1.83     1,136,500      1.99     1,244,000      2.35
     Forfeited ................................      (151,000)     2.69       (84,000)     4.32      (808,250)     8.31
                                                    ---------               ---------               ---------
Outstanding, end of year ......................     2,509,500      2.58     2,472,500      2.64     1,420,000      3.22
                                                    =========               =========               =========
Exercisable, end of year ......................     1,524,069      2.91       696,666      3.38        67,333      8.50
                                                    =========               =========               =========
Weighted average fair value of
   options outstanding during the year ........     $    2.11               $    2.42              $     1.97
                                                    =========               =========               =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                 Weighted-
                                                  Average          Weighted-
                                                 Remaining          Average
        Range of               Number           Contractual         Exercise
     Exercise Prices        Outstanding        Life (Years)          Price
     ---------------        -----------        ------------          -----
     $1.67 to $8.50          2,509,500             8.01              $2.58

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options as all stock options were granted at an exercise price equal to or in excess of the fair value of the stock. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's 2001, 2000 and 1999 net income (loss) and basic and diluted net income (loss) per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                 2001             2000             1999
                                                                 ----             ----             ----
Net income (loss):
     As reported .......................................      $     591        $  (1,883)       $  (1,075)
                                                              =========        =========        =========
     Pro forma .........................................      $    (124)       $  (2,598)       $  (2,295)
                                                              =========        =========        =========
Basic and diluted net income (loss) per share:
     As reported .......................................      $    0.03        $   (0.12)       $   (0.08)
                                                              =========        =========        =========
     Pro forma .........................................      $   (0.01)       $   (0.17)       $   (0.17)
                                                              =========        =========        =========

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  2001                 2000               1999
                                                  ----                 ----               ----
Expected volatility....................         76.84%               70.10%               71.25%
Risk-free interest rate................     4.97% to 5.52%       5.23% to 6.60%       4.84% to 5.92%
Dividend yield.........................           --                  --                   --
Expected life..........................        7.5 years           7.5 years            7.5 years

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

10. EMPLOYEE BENEFITS PLANS

Retirement Plans -- On October 1, 1999, the Company implemented defined contribution plans for its employees. Prior to October 1, 1999, the Company participated in the defined contribution plan of the Former Parent. Aggregate contributions to such plans, which have been charged to the Company's operations, were approximately $48,000, $46,000 and $77,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

11. COMMITMENTS AND CONTINGENCIES

SEC Investigation -- On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate the Company's previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of the Company and has accepted the Company's offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of
Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability the Company paid a $75,000 fine to the SEC because certain former senior officers of the Company allegedly violated provisions of the Foreign Corrupt Practices Act. The fine was recorded as a charge to the statement of operations in the fourth quarter of 2000. The order was approved and filed by the Secretary of the SEC on July 18, 2001.

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

In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. The approval of the Bankruptcy Court for the Southern District of New York in which the Chapter 11 proceeding of the Former Parent is pending has already been given. Under the settlement, the insurance carrier for the Company and the Former Parent paid in escrow $12,500,000, the previous auditors paid in escrow $2,350,000 and the Company is committed to issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company's common stock, at an exercise price of $6.00 per share. The shares, of which 365,000 have been distributed, have been included in shares outstanding in the accompanying financial statements. The warrants, of which 215,910 have been issued, are exercisable for a 30 month period commencing on December 18, 2000. On February 8, 2002, the plaintiffs filed a motion requesting distribution of class settlement funds and securities. The motion is pending before the Court.

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

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

11. COMMITMENTS AND CONTINGENCIES (Continued)

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 2001, there were no accruals for litigation matters. As of December 31, 2000, accruals for litigation matters approximated $40,000. The Company believes, based on information known at December 31, 2001, that anticipated probable costs of litigation matters as of December 31, 2001 have been adequately provided to the extent determinable.

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

Net rental expense was approximately $1.3 million, $1.2 million and $1.3 million for the years ended December 31, 2001,

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

11. COMMITMENTS AND CONTINGENCIES (Continued)

2000 and 1999, respectively.

At December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows: $1.0 million in 2002; $0.8 million in 2003; $0.8 million in 2004; $0.8 million in 2005; $0.7 million in 2006; and $0.4 million thereafter.

Employment Agreements -- In 1999, the Company entered into employment agreements with certain officers, which provide for, among other matters, minimum compensation of approximately $553,000 in 2002 and $77,000 in 2003. The agreements also provide for bonuses. In connection with these agreements, the Company granted options to acquire 1,448,000 shares of its common stock at prices ranging from $1.75 to $2.88 per share, representing the fair market value of the Company's common stock on the dates of grant.

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

                                                                      Schedule I

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                Additions
                                                                        -------------------------
                                                        Balance,        Charged to     Charged to                      Balance,
                                                       Beginning        Costs and        Other                           End
                Description                             of Year          Expenses       Accounts      Deductions       of Year
---------------------------------------------------    ---------        ----------     ----------     ----------       --------
                                                                                     (In Thousands)
Year ended December 31, 2001:
     Allowance for doubtful accounts
       (deducted from accounts
       receivable) ................................     $   75            $   17                        $   17 (1)     $   75
                                                        ======            ======                        ======         ======
     Allowance for obsolescence
       (deducted from inventory) ..................     $  678            $  300                        $  253         $  725
                                                        ======            ======                        ======         ======

Year ended December 31, 2000:
     Allowance for doubtful accounts
       (deducted from accounts
       receivable) ................................     $  390            $   81                        $  396 (1)     $   75
                                                        ======            ======                        ======         ======
     Allowance for obsolescence
       (deducted from inventory) ..................     $2,806            $  244                        $2,372         $  678
                                                        ======            ======                        ======         ======

Year ended December 31, 1999:
     Allowance for doubtful accounts
       (deducted from accounts
       receivable) ................................     $  131            $  342                        $   83 (1)     $  390
                                                        ======            ======                        ======         ======
     Allowance for obsolescence
       (deducted from inventory) ..................     $2,756            $1,295                        $1,245         $2,806
                                                        ======            ======                        ======         ======

----------
(1)  Accounts deemed to be uncollectible, net of recoveries.