Form 10-Q
period 2002-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2002-05-15
CIK 1052489

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                            399 Executive Boulevard
                            Elmsford, New York, 10523
          (Address of principal executive offices, including zip code)

                                  (914)592-2355
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.

 X   Yes      No
---       ---


The aggregate number of shares of common stock, $.01 par value, outstanding on May 10, 2002 was 17,388,720.

                      AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                   PAGE
                                                                    NO.
                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets as of
           March 31, 2002 (Unaudited) and December 31, 2001 .       3

        Unaudited Condensed Statements of Operations
           For the Three Months Ended March 31, 2002 and 2001       4

        Unaudited Condensed Statements of Cash Flows
           For the Three Months Ended March 31, 2002 and 2001       5

        Notes to Unaudited Condensed Financial Statements ...       6

Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9

Item 3. Quantitative and Qualitative Disclosures
               About Market Risk ............................      12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...................................      12

Item 6. Exhibits and Reports on Form 8-K ....................      12

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

                                                                      March 31,   December 31,
                                                                         2002         2001
                                                                      ---------   ------------
                                                                     (Unaudited)
                                 ASSETS
Current Assets:
   Cash and cash equivalents ....................................      $ 7,049      $ 7,368
   Accounts receivable, net of allowance for
      doubtful accounts of $75 ..................................        3,511        3,322
   Inventories, net of allowances of $779 and $725 ..............        3,048        3,267
   Deferred income taxes ........................................        1,204        1,232
   Prepaid expenses and other ...................................          509          702
                                                                       -------      -------
      Total current assets ......................................       15,321       15,891
Machinery, equipment and leasehold improvements,
   net of accumulated depreciation and amortization
   of $8,654 and $8,461 .........................................        5,053        5,112
Deferred income taxes ...........................................          121          143
Goodwill, net of accumulated amortization of $2,953 .............        7,408        7,408
Other assets ....................................................           29           32
                                                                       -------      -------

Total Assets ....................................................      $27,932      $28,586
                                                                       =======      =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .............................................      $ 1,540      $ 1,809
   Accrued expenses .............................................        1,654        2,098
   Customer advances ............................................           92          100
                                                                       -------      -------
      Total current liabilities .................................        3,286        4,007
                                                                       -------      -------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, authorized 5,000,000 shares;
      no shares issued or outstanding ...........................           --           --
   Common stock, par value $.01 per share, authorized
      40,000,000 shares; issued and outstanding 18,483,720 shares          185          185
   Additional paid-in-capital ...................................       23,994       23,994
   Retained earnings ............................................          467          400
                                                                       -------      -------
      Total Stockholders' Equity ................................       24,646       24,579
                                                                       -------      -------

Total Liabilities and Stockholders' Equity ......................      $27,932      $28,586
                                                                       =======      =======



             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                               2002        2001
                                              ------      ------
Revenue:
   Sales ...............................      $4,620      $5,032
   Royalty income ......................         115         105
                                              ------      ------
                                               4,735       5,137
Costs and expenses:
   Cost of goods sold ..................       2,314       2,373
   Selling and administrative ..........       1,819       1,814
   Research and development ............         313         302
   Depreciation and amortization .......         195         261
                                              ------      ------
                                               4,641       4,750
                                              ------      ------
Operating income .......................          94         387

Interest income ........................          23          97
                                              ------      ------

Income before provision for income taxes         117         484
Provision for income taxes .............          50         194
                                              ------      ------

Net income .............................      $   67      $  290
                                              ======      ======

Net income per share:
   Basic and diluted ...................      $   --      $ 0.02
                                              ======      ======

             See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                    2002         2001
                                                                  -------       -------
Cash flows from operating activities:
   Net income ..............................................      $    67       $   290
   Adjustments to reconcile net income to net cash (used in)
      operating activities:
         Depreciation and amortization .....................          195           261
         Deferred income taxes .............................           50           194
      Changes in operating assets and liabilities:
         Accounts receivable ...............................         (189)         (273)
         Inventories .......................................          219          (649)
         Prepaid expenses and other ........................          194           124
         Accounts payable, accrued expenses and other ......         (713)         (771)
         Customer advances .................................           (8)           19
                                                                  -------       -------
Net cash used in operating activities ......................         (185)         (805)
                                                                  -------       -------
Cash flows from investing activities:
   Capital expenditures ....................................         (134)          (65)
                                                                  -------       -------
Net cash used in investing activities ......................         (134)          (65)
                                                                  -------       -------
Cash flows from financing activities:

Net cash used in financing activities ......................           --            --
                                                                  -------       -------

Decrease in cash and cash equivalents ......................         (319)         (870)
Cash and cash equivalents, beginning of period .............        7,368         7,926
                                                                  -------       -------

Cash and cash equivalents, end of period ...................      $ 7,049       $ 7,056
                                                                  =======       =======
Supplemental cash payments:
   Taxes ...................................................      $    17       $    --
                                                                  =======       =======
   Interest ................................................      $    --       $    --
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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Effective October 1, 2000, the Company adopted Emerging Issues Task Force, ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling amounts billed to customers are included in sales and amounted to $86,000 and $99,000 for the three months ended March 31, 2002 and 2001, respectively. Shipping and handling costs are included in selling and administrative expenses. The adoption of EITF has had no impact on the determination of net income.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three months ended March 31, 2002 and 2001. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended March 31, 2002, the diluted number of weighted average shares outstanding was 18,487,457. For the three months ended March 31, 2001, the diluted number of weighted average shares outstanding was the same as the basic number of weighted average shares outstanding because the exercise price of the outstanding stock options was greater than the average market value of the underlying common stock for the period, making them antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 39% and 33% of sales for the three months ended March 31, 2002 and 2001, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At March 31, 2002 and December 31, 2001 accounts receivable from this customer totaled $1.2 million and $1.0 million, respectively.

Sales to manufacturers of VISA credit cards were approximately 21% of sales for each of the three months ended March 31, 2002 and 2001. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.0 million at both March 31, 2002 and December 31, 2001.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and defines criteria for recognition of acquired intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Effective January 1, 2002, the Company adopted SFAS No. 142 and is in the process of performing the required transitional fair value impairment test on its goodwill. As a result of the adoption of SFAS No. 142, the amortization of goodwill ceased as of January 1, 2002. Had goodwill amortization been recorded in the first quarter of 2002, goodwill amortization expense of $86,000 would have been included in the accompanying unaudited statement of operations for the three months ended March 31, 2002.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be disposed of at the lower of book value or fair value less cost to sell. SFAS No. 144 expands the scope of "discontinued operations." The implementation of these statements did not have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

                                                 March 31,    December 31,
                                                    2002          2001
                                                 ---------    ------------
                                                (Unaudited)
Finished goods .............................      $ 1,903       $ 1,822
Finished goods on consignment with customers          191           287
Work in process ............................          986         1,047
Raw materials ..............................          747           836
                                                  -------       -------
                                                    3,827         3,992
Less:  Reserve for obsolescence ............         (779)         (725)
                                                  -------       -------
                                                  $ 3,048       $ 3,267
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

OTHER

A consolidated class action complaint against ABNH, certain of our former officers and directors, our former parent company, American Banknote Corporation ("ABN" or the "Former Parent"), the four co-lead underwriters of ABNH's Initial Public Offering (the "Offering") and our previous auditors, was filed in the United States District Court for the Southern District of New York (the "Court"). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of ABNH's common stock during the class period (July 15, 1998 through February 1, 1999). In October 2000, ABNH, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that were the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. Under the settlement, the insurance carrier for ABNH and the Former Parent paid in escrow $12,500,000, the previous auditors paid in escrow $2,350,000 and ABNH is committed to issue and distribute 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of ABNH's common stock, at an exercise price of $6.00 per share. The shares, of which 365,000 have been distributed as of March 31, 2002, have been included in shares outstanding in the accompanying financial statements. The warrants, of which 215,910 have been issued as of March 31, 2002, will be exercisable through June 18, 2003. In February 2002, the plaintiffs filed a motion requesting distribution of class settlement funds and securities. In March 2002, the court entered an order directing that the settlement funds and the ABNH shares of common stock and warrants be distributed to class members.

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

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with Crane & Co., Inc. ("Crane"). Under the Agreement, the Company sold 3,387,720 shares of the Company's common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides Crane with the right to purchase its proportionate share of any new issuance of the Company's securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company's common stock at a price of $3.35 per share. As of May 10, 2002, no proportionate purchase has been made.

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than as described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, could have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

The Company originates, mass-produces and markets holograms. The Company's holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. The Company also produces non-secure holograms for packaging and promotional applications. Our sales of holograms for security applications generally carry higher gross margins than sales for non-security applications.

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

A significant portion of the Company's business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company's sales. Sales to MasterCard were approximately 39% and 33% of sales for the three months ended March 31, 2002 and 2001, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 21% of sales for each of the three months ended March 31, 2002 and 2001. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2002 and December 31, 2001, accounts receivable from this customer totaled $1.2 million and $1.0 million, respectively.

The Company purchases certain key materials used in the manufacture of its holograms and outsources certain key processes from third party suppliers, some of whom are sole source relationships, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials or processes could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company's corporate, sales, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

Sales. Sales decreased by $0.4 million, or 8.2%, from $5.0 million for the three months ended March 31, 2001 to $4.6 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in sales for non credit card security holograms.

Royalty Income.  Royalty income remained relatively unchanged.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million, from $2.4 million for the three months ended March 31, 2001 to $2.3 million for the three months ended March 31, 2002. As a percentage of sales, cost of goods sold increased from 47.2% in the three months ended March 31, 2001 to 50.1% for the same period in 2002. The increase is primarily due to an increase in production costs in the current period.

Selling and Administrative. Selling and administrative expenses remained relatively unchanged from the prior period, however, selling expenses increased approximately $13,000 from $502,000 for the three months ended March 31, 2001 to $515,000 for the three months ended March 31, 2002, primarily due to an increase in sales commissions. Administration expenses decreased $8,000 from $1,312,000 for the three months ended March 31, 2001 to $1,304,000 for the same period in 2002. The decrease was primarily due to a decrease in professional fees.

Depreciation and Amortization. Depreciation and amortization decreased by $66,000 from $261,000 for the three months ended March 31, 2001 to $195,000 for the three months ended March 31, 2002. The decrease was primarily due to the ceasing of amortization of goodwill of $86,000 offset by an increase in depreciation of fixed assets of $20,000.

Interest Income. Interest income decreased by $74,000, from $97,000 for the three months ended March 31, 2001 to $23,000 for the three months ended March 31, 2002 primarily as a result of lower interest rates in effect during the current period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had $7.0 million in cash and cash equivalents and working capital of $12.0 million.

The Company's operating activities used cash of $0.2 million for the three months ended March 31, 2002, compared to used cash of $0.8 million for the three months ended March 31, 2001. Cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities decreased $0.4 million in the three months ended March 31, 2002 from the comparable period in 2001. Cash flows resulting from changes in operating assets and liabilities increased by $1.0 million in the three months ended March 31, 2002 from the three months ended March 31, 2001 primarily due to decreases in cash used for accounts receivable, inventories and accounts payable.

Investing activities for the three months ended March 31, 2002 and 2001 used cash of $134,000 and $65,000, respectively, for capital expenditures.

There were no financing activities for the three month periods ended March 31, 2002 and 2001.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such "forward-looking" statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements. Such factors are more fully described under the caption "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which should be considered in connection with a review of this report.

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

Current report on Form 8-K dated April 25, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN BANK NOTE HOLOGRAPHICS, INC.

                                        By: /s/ Kenneth H. Traub
                                        ----------------------------------------
                                        Kenneth H. Traub
                                        President and Chief Executive Officer

                                        By: /s/ Alan Goldstein
                                        ----------------------------------------
                                        Alan Goldstein
                                        Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

Date:  May 15, 2002