Form 10-Q
period 2002-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2002-08-13
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

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

N/A
(Former name, former address, and
former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.

 Yes   No

The aggregate number of shares of common stock, $.01 par value, outstanding on August 9, 2002 was 18,483,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

INDEX

PAGE
NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	3

Unaudited Condensed Statements of Operations For the Three and Six Months Ended June 30, 2002 and 2001	4

Unaudited Condensed Statements of Cash Flows For the Six Months Ended June 30, 2002 and 2001	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2(c). Changes in Securities and Use of Proceeds	14

Item 6. Exhibits and Reports on Form 8-K	14

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$7,731	$7,368

Accounts receivable, net of allowance for doubtful accounts of $100 and $75	3,309	3,322

Inventories, net of allowances of $1,004 and $725	2,562	3,267

Deferred income taxes	1,222	1,232

Prepaid expenses and other	397	702

Total current assets	15,221	15,891

Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $8,850 and $8,461	4,988	5,112

Deferred income taxes	4	143

Goodwill, net of accumulated amortization of $2,953	7,408	7,408

Other assets	27	32

Total Assets	$27,648	$28,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,240	$1,809

Accrued expenses	1,518	2,098

Customer advances	110	100

Total current liabilities	2,868	4,007

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—

Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185

Additional paid-in-capital	23,994	23,994

Retained earnings	601	400

Total Stockholders’ Equity	24,780	24,579

Total Liabilities and Stockholders’ Equity	$27,648	$28,586

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:

Sales	$4,836	$5,008	$9,456	$10,040

Royalty income	215	105	330	210

	5,051	5,113	9,786	10,250

Costs and expenses:

Cost of goods sold	2,506	2,469	4,820	4,842

Selling and administrative	1,839	1,779	3,658	3,593

Research and development	300	272	613	574

Depreciation and amortization	197	263	392	524

	4,842	4,783	9,483	9,533

Operating income	209	330	303	717

Interest income	24	69	47	166

Income before provision for income taxes	233	399	350	883

Provision for income taxes	99	160	149	354

Net income	$134	$239	$201	$529

Net income per share:

Basic and diluted	$0.01	$0.01	$0.01	$0.03

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net income	$201	$529

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	392	524

Deferred income taxes	149	354

Provision for doubtful accounts	25	—
Changes in operating assets and liabilities:

Accounts receivable	(12)	(200)

Inventories	705	(658)

Prepaid expenses and other	307	55

Accounts payable and accrued expenses	(1,149)	(1,370)

Customer advances	10	24

Net cash provided by (used in) operating activities	628	(742)

Cash flows from investing activities:

Capital expenditures	(265)	(122)

Net cash used in investing activities	(265)	(122)

Cash flows from financing activities:

Net cash used in financing activities	—	—

Increase (decrease) in cash and cash equivalents	363	(864)

Cash and cash equivalents, beginning of period	7,368	7,926

Cash and cash equivalents, end of period	$7,731	$7,062

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the “Company” or “ABNH”) originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Shipping and handling amounts billed to customers are included in sales and amounted to $105,000 and $191,000 for the three and six months ended June 30, 2002, respectively, and $102,000 and $195,000 for the three and six months ended June 30, 2001, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three and six months ended June 30, 2002 and 2001, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and six months ended June 30, 2002, the diluted number of weighted average shares outstanding was the same as the basic number of weighted average shares outstanding because the exercise price of the outstanding stock options and warrants was greater than the average market value of the underlying common stock for the period, making them antidilutive. For the three and six months ended June 30, 2001 the diluted number of weighted average shares outstanding was 18,502,239 and 18,493,669, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 37% of sales for each of the six months ended June 30, 2002 and 2001, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At June 30, 2002 and December 31, 2001 accounts receivable from this customer totaled $0.5 million and $1.0 million, respectively.

Sales to manufacturers of VISA credit cards were approximately 23% and 24% of sales for the six months ended June 30, 2002 and 2001, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.1 million and $1.0 million at June 30, 2002 and December 31, 2001, respectively.

The Company purchases certain key materials used in the manufacture of its holograms and outsources certain key processes from third party suppliers, some of which are sole source relationships, with whom the Company does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials or processes could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and defines criteria for recognition of acquired intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Effective January 1, 2002, the Company adopted SFAS No. 142 and completed its required transitional fair value impairment test on its goodwill, which valuation did not have a material effect on the Company’s financial statements. As a result of the adoption of SFAS No. 142, the amortization of goodwill ceased as of January 1, 2002. Had goodwill amortization been recorded in 2002, goodwill amortization expense of $172,000 would have been included in the accompanying unaudited statement of operations for the six months ended June 30, 2002.

The 2001 historical financial statements do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, net income and basic and diluted net income per share for the three and six months ended June 30, 2001, would have been as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,

Net income as reported	$239	$529

Add: Goodwill amortization	86	172

Adjusted net income	$325	$701

Proforma net income per share	$0.02	$0.04

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment or Disposal of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be recorded at the lower of book value or fair value less cost to sell. SFAS No. 144 expands the scope of “discontinued operations.” The implementation of these statements did not have a material impact on the Company’s financial statements.

NOTE B — INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Finished goods	$1,948	$1,822

Finished goods on consignment with customers	273	287

Work in process	657	1,047

Raw materials	688	836

	3,566	3,992

Less: Reserve for obsolescence	(1,004)	(725)

	$2,562	$3,267

NOTE C – SETTLEMENT AGREEMENT

ABNH and Leonhard Kurz GmbH & Co. KG (“Kurz”) have entered into a Settlement Agreement, a Patent License Agreement and a Substitute Cross License Agreement each dated as of July 1, 2002.

Under the Settlement Agreement, ABNH has granted Kurz and its customers in connection with the use of Kurz products an irrevocable release from any past, present and future infringements of ABNH’s demetallization and hot stamping patents except for a future use in a specific interpretation of the demetallization patents that would be covered by the separate Patent License Agreement. Kurz has granted ABNH an irrevocable release from any past, present and future infringements of Kurz’s Meisel patents covering principles of embossing of surface reliefs in general. In connection with the Settlement Agreement, Kurz will make payments to ABNH totaling $900,000 over two years. ABNH will recognize the present value of such amounts as other income in the third quarter of 2002, net of legal expenses.

The Patent License Agreement provides for ABNH to grant Kurz and its customers in connection with the use of Kurz products an irrevocable, non-exclusive, world-wide right to produce, have produced, use, market and sell any products that fall under the definitions set forth in the Patent License Agreement and are covered by ABNH’s demetallization patents. Kurz will pay ABNH a 3.5% royalty on the net selling price of all products covered by the Patent License Agreement following the date of the Patent License Agreement.

The Substitute Cross License Agreement (“CLA”) replaces the agreement that ABNH and Kurz entered into in February 1992 that covered holographic magnetic stripes, or HoloMag ™. Both ABNH and Kurz own patents that cover holographic magnetic stripes, and they have cross-licensed them to each other under the CLA. Under the CLA, ABNH has the exclusive right to sell HoloMag ™ for card products to United States based card authorizing organizations regardless of where such card authorizing organizations assemble or distribute cards. ABNH has the right to procure certain or all of the materials to produce HoloMag ™ from Kurz or from any third party, and will pay Kurz royalties ranging from 0 to 12% depending on which, if any, components Kurz supplies to ABNH. Kurz retains the right along with ABNH to make, use and sell HoloMag ™ for applications other than cards.

NOTE D — COMMITMENTS AND CONTINGENCIES

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

OTHER

A consolidated class action complaint against ABNH, certain of our former officers and directors, our former parent company, American Banknote Corporation (“ABN” or the “Former Parent”), the four co-lead underwriters of ABNH’s Initial Public Offering (the “Offering”) and our previous auditors, was filed in the United States District Court for the Southern District of New York (the “Court”). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of ABNH’s common stock during the class period (July 15, 1998 through February 1, 1999). In October 2000, ABNH, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that were the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. Under the settlement, the insurance carrier for ABNH and the Former Parent paid $12,500,000, the previous auditors paid $2,350,000 and ABNH issued and distributed 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of ABNH’s common stock, at an exercise price of $6.00 per share. The shares, all of which have been distributed, have been included in shares outstanding in the accompanying financial statements. The warrants, all of which have been issued, are exercisable through June 18, 2003.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, the Company reached an agreement with the Former Parent which is subject among other things to (i) definitive documentation, (ii) Court approval of the settlement of the shareholder litigation, and (iii) approval of the United States Bankruptcy Court in which the Former Parent’s plan of reorganization is pending. The agreement is subject to consummation of the Chapter 11 plan and also provides that (i) the parties exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between ABNH and the Former Parent dated July 20, 1998, and all sums allegedly owing by each of ABNH and the Former Parent, and its affiliates, to each other, (ii) the Company will receive 25,000 shares of stock of the reorganized Former Parent, (iii) the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities and (iv) the Company will withdraw its claim against the Former Parent in the Chapter 11 case and not object to the Former Parent’s Chapter 11 plan as long as it comports with the terms of the agreement between the Company and the Former Parent. The above described settlement between the Company and the Former Parent was made as part of the Chapter 11 plan which the bankruptcy court confirmed on November 3, 2000. As a result of the above agreement the Company included in its statement of operations in 2000, approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates.

We understand that ABN was unable to consummate the plan as originally confirmed by the Bankruptcy Court. We further understand that ABN filed an amended plan, dated July 17, 2002 (the “Amended Plan”), in connection with which the Bankruptcy Court approved an amended disclosure statement which, we are informed, has been sent to the required creditors and parties in interest. The Amended Plan is scheduled for a confirmation hearing on August 21, 2002. There can be no assurance that the bankruptcy plan will be consummated.

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, the Company sold 3,387,720 shares of the Company’s common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides Crane with the right to purchase its proportionate share of any new issuance of the Company’s securities, other than securities issued in connection with an acquisition, securities issued in connection with any stock option plan or agreement, securities issued in replacement of any outstanding securities, securities issued to all holders of shares of common stock on a pro rata basis or any securities issued in connection with a strategic investment. Also, in the event that the Company issues shares of common stock and or securities convertible into or exercisable for shares of common stock in connection with the settlement of any litigation that was outstanding as of June 29, 2000, Crane will be allowed to purchase its proportionate share of the Company’s common stock at a price of $3.35 per share. As of August 9, 2002, no proportionate purchase has been made.

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, other than as described above, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 37% of sales for each of the six months ended June 30, 2002 and 2001, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 23% and 24% of sales for the six months ended June 30, 2002 and 2001, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 2002 and December 31, 2001, accounts receivable from this customer totaled $0.5 million and $1.0 million, respectively.

The Company purchases certain key materials used in the manufacture of its holograms and outsources certain key processes from third party suppliers, some of whom are sole source relationships, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials or processes could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses, shipping and handling expenses and expenses associated with being a public company.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001

Sales. Sales decreased by $0.2 million, or 3.4%, from $5.0 million for the three months ended June 30, 2001 to $4.8 million for the three months ended June 30, 2002. The decrease was primarily due to a decrease in sales for holograms for credit cards of $0.4 million offset by an increase of $0.2 million for sales of non credit card security holograms.

Royalty Income. Royalty income increased from $0.1 million from the three months ended June 30, 2001 to $0.2 million for the three months ended June 30, 2002 as a result of higher sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold remained relatively unchanged. As a percentage of sales, cost of goods sold increased from 49.3% in the three months ended June 30, 2001 to 51.8% for the same period in 2002. The increase is primarily due to an increase in warranty expense of 2% and an increase in obsolescence expense of 2% offset by a decrease in production costs of 2%.

Selling and Administrative. Selling and administrative expenses remained relatively unchanged from the prior period, however, selling expenses decreased approximately $45,000 from $549,000 for the three months ended June 30, 2001 to $504,000 for the three months ended June 30, 2002, primarily due to decreases in travel and show expenses. Administrative expenses increased $105,000 from $1,230,000 for the three months ended June 30, 2001 to $1,335,000 for the same period in 2002. The increase was primarily due to increases in professional fees, general insurance and bad debt expense.

Depreciation and Amortization. Depreciation and amortization decreased by $66,000 from $263,000 for the three months ended June 30, 2001 to $197,000 for the three months ended June 30, 2002. The decrease was primarily due to the cessation of goodwill amortization of $86,000 offset by an increase in depreciation of fixed assets of $19,000.

Interest Income. Interest income decreased by $45,000, from $69,000 for the three months ended June 30, 2001 to $24,000 for the three months ended June 30, 2002 primarily as a result of lower interest rates in effect during the current period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

Sales. Sales decreased by $0.6 million, or 5.8%, from $10.1 million for the six months ended June 30, 2001 to $9.5 million for the six months ended June 30, 2002. The decrease in sales was due to decreases in sales of security holograms for credit cards and sales of non credit card security holograms of $0.5 million and $0.1 million, respectively.

Royalty Income. Royalty income increased from $0.2 million for the six months ended June 30, 2001 to $0.3 million for the six months ended June 30, 2002 as a result of higher sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold remained relatively unchanged. As a percentage of sales, cost of goods sold increased from 48.2% in the six months ended June 30, 2001 to 51.0% for the same period in 2002. The increase is primarily due to an increase in warranty expense of 1%, an increase in obsolescence expense of 1% and an increase in production costs of 1%.

Selling and Administrative. Selling and administrative expenses remained relatively unchanged, however, selling expenses decreased $31,000 from $1,051,000 for the six months ended June 30, 2001 to $1,020,000 for the six months ended June 30, 2002, primarily due to decreases in travel and show expenses. Administrative expenses increased $96,000 from $2,542,000 for the six months ended June 30, 2001 to $2,638,000 for the six months ended June 30, 2002, primarily due to increases in general insurance and bad debt expense.

Depreciation and Amortization. Depreciation and amortization decreased by $132,000 from $524,000 for the six months ended June 30, 2001 to $392,000 for the six months ended June 30, 2002. The decrease was primarily due to the cessation goodwill amortization of $172,000 offset by an increase in depreciation of fixed assets of $37,000.

Interest Income. Interest income decreased by $119,000, from $166,000 for the six months ended June 30, 2001 to $47,000 for the six months ended June 30, 2002 primarily as a result of lower interest rates in effect during the current period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $7.7 million in cash and cash equivalents and working capital of $12.4 million.

On July 1, 2002, the Company entered into agreements with Kurz (See Note C to Notes to Unaudited Condensed Financial Statements), under which Kurz will make payments to ABNH totaling $900,000 over two years.

The Company’s operating activities provided cash of $0.6 million for the six months ended June 30, 2002, compared to used cash of $0.7 million for the six months ended June 30, 2001. Cash flows provided by net income and non cash adjustments decreased $0.6 million in the six months ended June 30, 2002 from the comparable period in 2001. Cash flows resulting from changes in operating assets and liabilities increased by $2.0 million in the six months ended June 30, 2002 from the six months ended June 30, 2001 primarily due to decreases in cash used for accounts receivable, inventories and accounts payable.

Investing activities for the six months ended June 30, 2002 and 2001 used cash of $265,000 and $122,000, respectively, for capital expenditures.

There were no financing activities for the six month periods ended June 30, 2002 and 2001.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

At June 30, 2002, future minimum lease payment for the twelve month periods ending June 30, 2003 through June 30, 2008 under noncancelable operating leases are as follows: $0.9 million in 2003; $0.8 million in 2004; $0.8 million in 2005; $0.7 million in 2006; $0.7 million in 2007; and $0.1 million thereafter.

SPECIAL NOTE REGARDING FORWARD — LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such “forward-looking” statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such “forward-looking” statements. Such factors are more fully described under the caption “Business – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which should be considered in connection with a review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion under the caption “Commitments and Contingencies” in Note D to Notes to Unaudited Condensed Financial Statements in this quarterly report on Form 10-Q.

ITEM 2 (C). CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, in connection with the settlement of a consolidated class action complaint against the Company, the Company issued an aggregate of 1,095,000 shares of its common stock and warrants to purchase 647,735 shares of its common stock at an exercise price of $6.00 per share through June 18, 2003. The Company had previously issued 365,000 shares of its common stock and 215,910 warrants. This distribution was made in accordance with the exemption from registration provided under Section 3(a)(10) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG.

10.2*	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG.

10.3	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

    *   A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been          omitted and filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

         Current report on Form 8-K dated April 25, 2002.
         Current report on Form 8-K dated June 10, 2002.
         Current report on Form 8-K dated July 11, 2002.

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

Date: August 13, 2002