Form 10-Q
period 2002-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2002-11-08
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3317668 (I.R.S. Employer Identification No.)

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

[X]   Yes    [  ]   No

The aggregate number of shares of common stock, $.01 par value, outstanding on November 8, 2002 was 18,483,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

INDEX

PAGE
NO.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	3

Unaudited Condensed Statements of Operations For the Three and Nine Months Ended September 30, 2002 and 2001	4

Unaudited Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2002 and 2001	5

Notes to Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Securities Holders	14

Item 6. Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$8,537	$7,368

Accounts receivable, net of allowance for doubtful accounts of $100 and $75	3,236	3,050

Inventories, net of allowances of $1,368 and $725	2,242	3,267

Deferred income taxes	1,370	1,232

Other receivables	840	272

Prepaid expenses and other	467	702

Total current assets	16,692	15,891

Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,052 and $8,461	4,827	5,112

Deferred income taxes	—	143

Goodwill, net of accumulated amortization of $2,953	7,408	7,408

Other assets	335	32

Total Assets	$29,262	$28,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,100	$1,809

Accrued expenses	1,932	2,098

Customer advances	99	100

Total current liabilities	3,131	4,007

Deferred income taxes	657	—

Total liabilities	3,788	4,007

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—

Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185

Additional paid-in-capital	23,994	23,994

Retained earnings	1,295	400

Total Stockholders’ Equity	25,474	24,579

Total Liabilities and Stockholders’ Equity	$29,262	$28,586

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Sales	$4,712	$5,137	$14,168	$15,177

Royalty income	133	106	463	316

	4,845	5,243	14,631	15,493

Costs and expenses:

Cost of goods sold	2,032	2,457	6,852	7,299

Selling and administrative	1,759	2,029	5,417	5,622

Research and development	243	372	856	946

Depreciation and amortization	203	271	595	795

	4,237	5,129	13,720	14,662

Operating income	608	114	911	831

Other income:

Interest income	29	57	76	223

Patent settlement	570	—	570	—

	599	57	646	223

Income before provision for income taxes	1,207	171	1,557	1,054

Provision for income taxes	513	68	662	422

Net income	$694	$103	$895	$632

Net income per share:

Basic and diluted	$0.04	$0.01	$0.05	$0.03

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net income	$895	$632

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	595	795

Deferred income taxes	662	422

Provision for doubtful accounts	25	25

Changes in operating assets and liabilities:

Accounts receivable	(211)	(1,101)

Inventories	1,025	(318)

Other receivables	(568)	222

Prepaid expenses and other	(72)	(395)

Accounts payable and accrued expenses	(875)	(909)

Customer advances	(1)	(79)

Net cash provided by (used in) operating activities	1,475	(706)

Cash flows from investing activities:

Capital expenditures	(306)	(352)

Net cash used in investing activities	(306)	(352)

Increase (decrease) in cash and cash equivalents	1,169	(1,058)

Cash and cash equivalents, beginning of period	7,368	7,926

Cash and cash equivalents, end of period	$8,537	$6,868

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2002, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2001, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding was 18,483,720 in each of the three and nine months ended September 30, 2002 and 2001, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and nine months ended September 30, 2002, the diluted number of weighted average shares outstanding was the same as the basic number of weighted average shares outstanding because the exercise price of the outstanding stock options and warrants was greater than the average market value of the underlying common stock for the period, making them antidilutive. For the three months ended September 30, 2001 the diluted number of weighted average shares outstanding was 18,544,708. For the nine months ended September 30, 2001, the diluted number of weighted average shares outstanding was the same as the basic weighted average number of shares outstanding because the exercise price of the outstanding stock options and warrants was greater than the average market value of the underlying common stock for the period, making them antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 39% and 35% of sales for the nine months ended September 30, 2002 and 2001, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party within six months of the termination date. As of September 30, 2002 neither party has given such termination notice to the other. The Company is currently negotiating a new agreement with MasterCard. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At September 30, 2002 and December 31, 2001 accounts receivable from this customer totaled $1.3 million and $1.0 million, respectively.

Sales to manufacturers of VISA credit cards were approximately 24% and 22% of sales for the nine months ended September 30, 2002 and 2001, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.0 million and $1.0 million at September 30, 2002 and December 31, 2001, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and defines criteria for recognition of acquired intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Effective January 1, 2002, the Company adopted SFAS No. 142 and completed its required transitional fair value impairment test on its goodwill, which valuation did not have a material effect on the Company’s financial statements. As a result of the adoption of SFAS No. 142, the amortization of goodwill ceased as of January 1, 2002. Had goodwill amortization been recorded in 2002, goodwill amortization expense of $258,000 would have been included in the accompanying unaudited statement of operations for the nine months ended September 30, 2002.

The 2001 historical financial statements do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, net income and basic and diluted net income per share for the three and nine months ended September 30, 2001, would have been as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net income as reported	$103	$632

Add: Goodwill amortization	86	258

Adjusted net income	$189	$890

Proforma basic and diluted net income per share	$0.01	$0.05

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B — INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Finished goods	$1,576	$1,822

Finished goods on consignment with customers	478	287

Work in process	955	1,047

Raw materials	601	836

	3,610	3,992

Less: Reserve for obsolescence	(1,368)	(725)

	$2,242	$3,267

NOTE C – SETTLEMENT AGREEMENT

ABNH and Leonhard Kurz GmbH & Co. KG (“Kurz”) have entered into a Settlement Agreement, a Patent License Agreement and a Substitute Cross License Agreement each dated as of July 1, 2002.

Under the Settlement Agreement, ABNH has granted Kurz and its customers in connection with the use of Kurz products an irrevocable release from any past, present and future infringements of ABNH’s demetallization and hot stamping patents except for a future use in a specific interpretation of the demetallization patents that would be covered by the separate Patent License Agreement. Kurz has granted ABNH an irrevocable release from any past, present and future infringements of Kurz’s Meisel patents covering principles of embossing of surface reliefs in general. In connection with the Settlement Agreement, Kurz will make payments to ABNH totaling $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in October 2002. ABNH recorded such amounts as other income on the accompanying unaudited condensed statement of operations in the third quarter of 2002, net of legal expenses of $280,000 and imputed interest of $50,000.

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

NOTE D — COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate the Company’s previously issued financial statements for the years ended December 31, 1997 and 1996 and the first three quarters of 1998 that were filed by former management. The SEC has concluded its investigation of the Company and has accepted the Company’s offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 30A of the Exchange Act, and Exchange Act Rules 10b-5, 12b-20, and 13a-13. Without admitting or denying any liability, the Company paid a $75,000 fine to the SEC because certain former senior officers of the Company allegedly violated provisions of the Foreign Corrupt Practices Act. The Company recorded the fine as a charge to its statement of operations in the fourth quarter of 2000. The order was approved and filed by the Secretary of the SEC on July 18, 2001.

OTHER

A consolidated class action complaint against ABNH, certain of its former officers and directors, its former parent company, American Banknote Corporation (“ABN” or the “Former Parent”), the four co-lead underwriters of ABNH’s Initial Public Offering (the “Offering”) and its previous auditors, was filed in the United States District Court for the Southern District of New York (the “Court”). The complaint alleges violations of the federal securities laws and seeks to recover damages on behalf of all purchasers of ABNH’s common stock during the class period (July 15, 1998 through February 1, 1999). In October 2000, ABNH, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that were the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. Under the settlement, the insurance carrier for ABNH and the Former Parent paid $12,500,000, the previous auditors paid $2,350,000 and ABNH issued and distributed 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of ABNH’s common stock at an exercise price of $6.00 per share. The shares, all of which have been distributed, have been included in shares outstanding in the accompanying financial statements. The warrants, all of which have been issued, are exercisable through June 18, 2003.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, the Company reached an agreement with the Former Parent which was subject to consummation of the Chapter 11 plan and also provided that (i) the parties exchange mutual, general releases for any obligations each may have to the other pursuant to the separation agreement between ABNH and the Former Parent dated July 20, 1998, and all sums allegedly owing by each of ABNH and the Former Parent, and its affiliates, to each other, (ii) the Company receive 25,000 shares of stock of the reorganized Former Parent, (iii) the Former Parent be responsible for and shall pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and indemnify the Company with respect to any such liabilities and (iv) the Company withdraw its claim against the Former Parent in the Chapter 11 case and not object to the Former Parent’s Chapter 11 plan as long as it comports with the terms of the agreement between the Company and the Former Parent. The above described settlement between the Company and the Former Parent was made as part of the Chapter 11 plan which the bankruptcy court confirmed on November 3, 2000. As a result of the above agreement the Company included in its statement of operations in 2000, approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates.

The Former Parent was unable to consummate the plan as originally confirmed by the Bankruptcy Court. Consequently, the Former Parent filed an amended plan, dated July 17, 2002 (the “Amended Plan”). The Amended

Plan did not change the treatment afforded to the Company nor did it alter any of the terms of the agreement described above. The Bankruptcy Court entered an order on August 22, 2002 confirming the Amended Plan, which became effective as of October 1, 2002. The Company and the Former Parent entered into a definitive agreement dated September 17, 2002 evidencing the settlement referenced above.

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

OVERVIEW

The Company originates, mass-produces and markets holograms. The Company’s holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. The Company also produces non-secure holograms for packaging and promotional applications. The Company's sales of holograms for security applications generally carry higher gross margins than sales for non-security applications.

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 39% and 35% of sales for the nine months ended September 30, 2002 and 2001, respectively. The Company provides holograms to MasterCard pursuant to an agreement, as amended, which expires in February 2003, subject to automatic renewal if not terminated by either party within six months of the termination date. As of September 30, 2002, neither party has given such termination notice to the other. The Company is currently negotiating a new agreement with MasterCard. Sales to manufacturers of VISA credit cards were approximately 24% and 22% of sales for the nine months ended September 30, 2002 and 2001, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 2002 and December 31, 2001, accounts receivable from this customer totaled $1.3 million and $1.0 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Sales. Sales decreased by $0.4 million, or 8.3%, from $5.1 million for the three months ended September 30, 2001 to $4.7 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in sales of non-credit card security holograms of $0.7 million offset by an increase of $0.3 million for sales of holograms for credit cards.

Royalty Income. Royalty income increased by $27,000 from $106,000 for the three months ended September 30, 2001 to $133,000 for the three months ended September 30, 2002 as a result of higher sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold decreased by $0.4 million from $2.4 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002. As a percentage of sales, cost of goods sold decreased from 47.8% in the three months ended September 30, 2001 to 43.1% for the same period in 2002. The decrease is primarily due to a decrease in production costs of 3.9 % caused by a decrease in factory personnel and overhead expenses and a decrease of 8.8% related to a vendor reimbursement offset by an increase in warranty expense of 1.3%, an increase in obsolescence expense of 4.6% and an increase in royalty expense of 2.1%.

Selling and Administrative. Selling and administrative expenses decreased by $0.3 million, from $2.0 million in the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease in sales salaries, commissions and employee benefits of $0.2 million and a decrease in professional and other administrative expenses of $0.1 million.

Depreciation and Amortization. Depreciation and amortization decreased by $68,000 from $271,000 for the three months ended September 30, 2001 to $203,000 for the three months ended September 30, 2002. The decrease was primarily due to the cessation of goodwill amortization of $86,000 offset by an increase in depreciation of fixed assets of $18,000.

Interest Income. Interest income decreased by $28,000, from $57,000 for the three months ended September 30, 2001 to $29,000 for the three months ended September 30, 2002 primarily as a result of lower interest rates in effect during the current period.

Patent Settlement. The Company recognized $570,000 of income related to a patent settlement agreement, which it entered into on July 1, 2002. Under the agreement the Company will receive $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in

October 2002. The Company recorded such amount, net of legal expenses of $280,000 and imputed interest of $50,000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Sales. Sales decreased by $1.0 million, or 6.6%, from $15.2 million for the nine months ended September 30, 2001 to $14.2 million for the nine months ended September 30, 2002. The decrease in sales was due to decreases in sales of security holograms for credit cards and sales of non credit card security holograms of $0.2 million and $0.8 million, respectively.

Royalty Income. Royalty income increased from $0.3 million for the nine months ended September 30, 2001 to $0.5 million for the nine months ended September 30, 2002 as a result of higher sales reported by a licensee.

Cost of Goods Sold. Cost of goods sold decreased by $0.4 million, from $7.3 million for the nine months ended September 30, 2001 to $6.9 million for the nine months ended September 30, 2002. As a percentage of sales, cost of goods sold increased from 48.1% in the nine months ended September 30, 2001 to 48.4% for the same period in 2002. The increase is primarily due to an increase in warranty expense of 1.1%, an increase in obsolescence expense of 2.3% and an increase in royalty expense of 1.4% offset by a decrease in production costs of 1.6% and a decrease of 2.9% related to a vendor reimbursement.

Selling and Administrative. Selling and administrative decreased by $0.2 million from $5.6 million for the nine months ended September 30, 2001 to $5.4 million for the comparable period in 2002. The decrease was primarily due to decreases in selling salaries and benefits of $0.1 million and decreases in other selling expenses, primarily travel and show expenses, of $0.1 million.

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million from $0.8 million for the nine months ended September 30, 2001 to $0.6 million for the nine months ended September 30, 2002. The decrease was primarily due to the cessation of goodwill amortization of $0.3 million offset by an increase in depreciation of fixed assets of $0.1 million.

Interest Income. Interest income decreased by $147,000, from $223,000 for the nine months ended September 30, 2001 to $76,000 for the nine months ended September 30, 2002 primarily as a result of lower interest rates in effect during the current period.

Patent Settlement. The Company recognized $570,000 of income related to a patent settlement agreement, which it entered into on July 1, 2002. Under the agreement the Company will receive $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in October 2002. The Company recorded such amount, net of legal expenses of $280,000 and imputed interest of $50,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had $8.5 million in cash and cash equivalents and working capital of $13.6 million.

On July 1, 2002, the Company entered into agreements with Kurz (See Note C to Notes to Unaudited Condensed Financial Statements), under which Kurz will make payments to ABNH totaling $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in October 2002. The unpaid amounts are included in other receivables and other assets on the accompanying unaudited condensed balance sheet at September 30, 2002.

During the third quarter 2002, the Company negotiated a vendor reimbursement and is scheduled to receive $415,000 in the fourth quarter of 2002. This amount has been recorded in other receivables on the accompanying unaudited condensed balance sheet at September 30, 2002.

The Company’s operating activities provided cash of $1.5 million for the nine months ended September 30, 2002, compared to having used cash of $0.7 million for the nine months ended September 30, 2001. Cash flows provided by net income and non-cash adjustments increased $0.3 million in the nine months ended September 30, 2002 from the comparable period in 2001. Cash flows resulting from changes in operating assets and liabilities increased by $1.9 million in the nine months ended September 30, 2002 from the nine months ended September 30, 2001 primarily due to increases in cash provided by inventories and prepaid expenses.

Investing activities for the nine months ended September 30, 2002 and 2001 used cash of $306,000 and $352,000, respectively, for capital expenditures.

There were no financing activities for the nine month periods ended September 30, 2002 and 2001.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

At September 30, 2002, future minimum lease payment for the twelve month periods ending September 30, 2003 through September 30, 2008 under noncancelable operating leases are as follows: $1.0 million in 2003; $0.9 million in 2004; $0.9 million in 2005; $0.9 million in 2006; $0.9 million in 2007; and $0.2 million in 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this quarterly report the Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion under the caption “Commitments and Contingencies” in Note D to Notes to Unaudited Condensed Financial Statements in this quarterly report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 12, 2002, the Company held its annual meeting of stockholders. For more information on the following proposals, refer to the Company’s proxy statement dated June 18, 2002, the relevant portions of which are incorporated herein by reference.

1.	The stockholders elected each of the five nominees to the Company’s Board of Directors who will serve until the 2003 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Against

Kenneth H. Traub	15,848,775	951,079

Salvatore F. D’Amato	15,908,775	891,079

Stephen A. Benton	16,068,255	731,599

Fred J. Levin	16,058,192	741,662

Douglas A. Crane	16,068,255	731,599

2.	The stockholders ratified the selection of Ernst & Young LLP as the independent auditors of the Company:

For	16,720,176

Against	62,094

Abstain	17,584

Broker No Vote	0

Total	16,799,854

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

Alan Goldstein Vice President, Chief Financial Officer and Chief Accounting Officer

Date: November 8, 2002

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kenneth H. Traub, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Bank Note Holographics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Kenneth H. Traub Kenneth H. Traub President and Chief Executive Officer

CERTIFICATION

I, Alan Goldstein, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Bank Note Holographics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Alan Goldstein Alan Goldstein Chief Financial Officer and Chief Accounting Officer