Form 10-K
period 2002-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2003-03-31
CIK 1052489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of to

Commission File No. 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-3317668 (I.R.S. Employer Identification Number)

399 EXECUTIVE BOULEVARD
ELMSFORD, NY (Address of Principal Executive Offices)	10523 (Zip Code)

(914) 592-2355
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE PER SHARE
WARRANTS TO PURCHASE COMMON STOCK, $.01 PAR VALUE PER SHARE
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES   ☒   NO   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   ☐   NO   ☒

     The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2002, was approximately $18,357,730. Shares of common stock held by each officer and director and by each person who controls 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The aggregate number of shares of common stock, $.01 par value, outstanding on March 14, 2003 was 18,483,720.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

2002 Form 10-K

Part I.

Item 1. BUSINESS.

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection and authentication of transaction cards, identification cards, documents of value and consumer products. Our ability to control the diffraction of light (“origination”) using proprietary processes in a secure, controlled manufacturing environment has enabled us to become a market leader in security holography. Our products are used by over 150 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Europay, Quaker State and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for packaging and promotional applications.

We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

•	our reputation as a quality supplier of secure holograms with over 20 years of experience in the industry,

•	our expertise in holographic technology and production techniques,

•	our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit,

•	our ISO 9000 certified manufacturing facilities, which allow us to mass produce high-quality holograms in a secure environment.

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

Security

The security sector of the holographic industry includes products that protect and authenticate transaction cards, documents of value, consumer products and identification cards. Using holography, a combination of art and science, each customer can develop its own unique hologram with which to identify and protect its product. Holograms provide the following major benefits as security devices:

•	difficult to copy - holograms cannot be copied with conventional copying equipment such as color copiers or scanners. The unique properties and high resolution of a security hologram make it extremely difficult to replicate even with specialized equipment and expertise.

•	overt features - the unique visual aspects of a hologram are easily recognizable, making authentication of products and documents practical for the general public without special machinery, equipment or training. Overt features that we offer include:

•	3-D Imagery - an image that has three dimensions and gives the illusion of depth or varying distances.

•	2-D Imagery - an image that has two dimensions on a single plane.

•	Tru Color - an image that retains the natural coloration of an object.

•	Parallax - a two-dimensional image placed on different planes to create depth and a rich three-dimensional look.

•	Secondary Flip Image - an image that appears and disappears when viewed at certain angles.

•	Diffractive Mercurial - a bright, sharp, color shifting two-dimensional image.

•	Animation - a two or three-dimensional image that gives the illusion of motion.

•	covert features - hidden features that can only be detected with high-powered microscopes or specialized readers can be incorporated into a hologram to make it more difficult to counterfeit and support forensic investigation. Covert features that we offer include:

•	Hidden Latent Image - a hidden element within a holographic image that is machine-readable only with a proprietary reader.

•	HoloScan™ - a hidden machine readable code within a holographic image that can only be viewed with a proprietary reader

•	Micro Imagery - text or a logo within a holographic image that is visible only under magnification

•	Nano Imagery - microscopic text or a logo within a holographic image that is visible only with high-powered magnification

•	application - the hologram can be combined with other security techniques to further enhance the defense against counterfeiting and provide tamper protection and other security objectives.

The security sector of the holographic industry addresses concerns about counterfeiting, diversion, tampering and fraud. The cost of the hologram is generally relatively small compared to the value of the item being protected and the risk of loss. Consequently, customers typically select suppliers primarily based on the effectiveness of their security solutions, quality, reliability and price.

Our primary emphasis for our research, product development, marketing and sales activities is focused on the security sector of the holographic industry. We offer a diverse set of security, authentication and design features. Based on customer specific needs and applications, we can combine these techniques creating a unique set of effects in a well-constructed and effective holographic security product.

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

Markets and Products

We have five target markets, and we market various products to meet the needs of these markets:

Transaction Cards. In the early 1980’s, we began marketing our secure holograms for use on credit cards and, as a result, helped to create and expand the security sector of the holography market. Since that time, holograms have been established as an important fraud prevention device on credit cards and other transaction cards. They are also commonly used to enhance the brand image of a transaction card issuer. Our products include:

Holographic Hot-Stamp Foil. Our largest source of revenue since our inception has been security holograms embossed onto hot-stamp foil, for credit card authentication. Holographic hot-stamp foil can also enhance the design and branding of a card. Our customers in this market include the issuers or printers of MasterCard, Visa, American Express, Europay, Discover and Diner’s Club cards.

HoloCard™. HoloCard incorporates a hologram on a card’s entire face, creating a customized marketing tool and a counterfeit deterrent. A full-faced hologram can support brand recognition, product enhancement campaigns, customer retention and overall product differentiation efforts. In addition, HoloCard can be designed to include security features such as hidden images and codes, micro imaging of lettering or logos and microscopic coding viewable with high-powered magnification. While traditional holograms on cards are hot stamped onto the cards after card production, HoloCard is adhered to the base plastic sheets prior to card production in order to make the process more efficient for our customers.

HoloMag™. ABNH’s patented technology for combining a hologram with the magnetic stripe on a card. HoloMag not only enables efficient utilization of real estate on the card with attractive imagery on the magnetic stripe, but it significantly enhances card security. Multiple levels of security plus distinct visual recognition make this device a very effective tool against “card skimming” and counterfeiting.

Documents of Value. Concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, checks, gift certificates, stamps, tickets and other financial instruments. Holographic products for paper documents of value include:

Holographic Thread. A holographic thread is a security device made up of a narrow-strip hologram, approximately 2-5 millimeters wide, and is typically incorporated into the paper substrate at the security papermill. The hologram is often partially embedded into the paper creating a window or serpentine-thread. This holographic product offers both visual and covert security features and helps raise the recognition and perceived value of the document it is applied to. We produce holographic material for security threads with our proprietary casting process. We believe the process we employ provides significant advantages for brighter and more durable holographic threads compared to other methods of holographic embossing. We believe the holographic thread offers significant security and durability advantages over other optical features for bank notes.

Holographic Ribbons. A holographic ribbon is an anti-counterfeiting device that can be used on documents of value including checks and currency. The system is comprised of a narrow strip hologram made of hot-stamp foil and slit into ribbons that are applied on bank note paper by either the paper maker or the printer.

Holographic Patch. A holographic patch is created by embossing a hologram onto hot-stamp foil, and is used for authenticating currency and other secure documents. It is machine applied for registered placement and quality. Depending on the design of the document, patches can be created to meet specific size, shape, creative and security requirements. This device can utilize numerous security techniques to deter simulation attempts. A holographic patch is applied with heat and pressure forming a distinctly recognizable, security component of the document.

Product Authentication and Security Packaging. The use of holograms for product authentication and security packaging is driven by concerns regarding counterfeiting, piracy, pilfering, diversion and other infractions that can result in lost sales, lost goodwill and product liability claims. Holograms are used as authentication devices in, among others, pharmaceuticals, licensed consumer products and high value consumer and industrial products. Product authentication holograms are either machine or hand-applied to individual products. A holographic label that is tampered with can become permanently damaged, leaving a visible footprint on the product. Our products for this market segment include:

Holographic Labels. Our pressure-sensitive label is available with a broad array of authenticating features such as demetalizing, latent imagery, machine readability and other overt and covert features. By combining multiple security techniques, we achieve higher levels of security and make the entire product or package easier to authenticate and difficult to simulate.

HoloSeal™. HoloSeal integrates several key security features into one innovative device. A high security hologram, customized tamper-apparent break pattern, black light verification system and machine-readable embedded code are all features of this security label. In addition, HoloSeal can be manufactured to be transparent or semi-transparent so that printed regulatory or marketing copy can be seen through the hologram.

HoloCap™. HoloCap is ABNH’s innovative approach to sealing bottles or containers with a higher level of security. Utilizing an induction seal process, this application provides for authentication, tamper-resistance and branding. A holographic layer becomes part of the seal itself. HoloCap can be combined with other security features to create an effective approach for the security needs in packaging for pharmaceuticals, food and beverage, chemicals and other industries.

HoloSleeve™. HoloSleeve is a heat-shrink seal stamped with a holographic strip that can be applied to the lids of bottles to deter product fraud and tampering. By including overt and covert security features within the hologram, a customized tamper-apparent break pattern and an embedded black light verification system, HoloSleeve provides manufacturers of bottled goods with a tool to combat criminals that, at the same time, can be easily integrated into a customer’s existing manufacturing operations.

Transparent Laminates for Identification Documents. We provide secure holographic laminates for applications such as ID cards, passports, military ID’s and drivers’ licenses. We have patents on demetalized holograms which are transparent and used to see printed information under the holograms. We believe there are significant security advantages for demetalized holograms used on ID cards and passports. We currently supply transparent laminates for certain U.S. government ID cards as well as national IDs for certain foreign countries. We believe there is a need to improve the security of certain ID cards and passports and we are proposing security holograms as a component of the security enhancements that are being considered by major issuers of identification documents.

Commercial. We also produce holographic imagery for decorative and promotional purposes. Our products for this market segment include:

HoloMold™. HoloMold is our patented technology for the incorporation of holography into plastic products. With HoloMold, an ABNH hologram master is incorporated into the mold by an injection molder and the holographic image is formed as the plastic product is being produced.

Pressure Sensitive Labels. Our pressure-sensitive label is available with a rich array of design. These devices can be combined with conventional and print design elements. By combining multiple techniques, we can achieve eye-catching appeal that is customized to our customer’s specific target audience.

Packaging. Standard or customized holographic patterns and images can be applied to board or packaging material and can be used for flexible packaging applications. These attractive, consumer appealing products can serve as substrates for a wide variety of packaged goods such as wrapping paper and packaged consumer products.

Strategy

Protect and Enhance Our Position in Our Core Transaction Card Business. We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with companies such as MasterCard, VISA, Europay, Diners Club, Discover, American Express and many of the major security card manufacturers. We intend to maintain our leadership position in the card industry and grow through the distribution of new products that address the security needs and design objectives of this market.

Focus Sales and Marketing. We have narrowed the focus of our sales and marketing efforts on specific applications within our target markets to those applications in which we can build competitive advantages through a combination of product differentiation, patents and market position.

Protect and Leverage Our Intellectual Property Position. We intend to continue to protect our intellectual property, enforce our patents and leverage our intellectual property rights.

Broaden and Enhance Our Security Offerings. We are developing better authentication solutions for our target markets and exploring opportunities to combine other technologies and application methodologies with holography to enhance the range of security solutions we can offer our customers.

Control Costs. The holographic industry is increasingly competitive and we intend to prudently manage our expenses to strengthen our competitive position.

Grow through Strategic Partnerships. We have a strategic partnership with Crane & Co. and we intend to continue pursuing strategic partnerships or acquisitions that could provide operating synergies or access to new customers or technologies.

Production Process

We are one of the most experienced security production companies in the holographic industry. We have ISO certified security production facilities containing a total of nine origination laboratories and seventeen mass replication lines as well as extensive security and quality control procedures. We also have a large and sophisticated distribution network for secure holographic products.

Our production process is integrated to handle most aspects of production, including raw materials sourcing, processing, finishing, packaging, storage and logistics. From time to time, we subcontract certain production functions or customer orders to third parties. The production process consists of the following steps:

   Design

The first step of the production process is the design of the hologram. In our art department, our experienced personnel work with the customer to develop a conceptual design that incorporates the necessary features, both security and non-security, to satisfy the customer’s requirements.

   Origination

After the design has been completed, various laser-ready components (magnetic disc, three-dimensional sculpture, flat art, etc., referred to as “information”) are delivered to one of our origination studios.

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

   Plate Making

Once the origination process is completed, a plate is created in order to permit mass production. The “one-up” image is “step and repeated” to a pre-determined size with multiple identical images recorded on a photo-resist glass. The glass is then converted to a production plate in an electrolytic process where nickel is grown on the surface of the glass. Nickel is used because its molecular nature allows for an exact transfer of the origination to the production plate. We believe that our plate making process is an important component of our ability to mass-produce our secure holograms.

The electrolytic process creates different “generations” of plates prior to the production phase. Each generation, identical to the last, creates a more wear resistant plate for use in a mass production environment, thereby extending the useful life of the plate. The production plate will have varying degrees of hardness, depending upon the processes used in production.

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

The other method of production is casting. We developed a proprietary casting method, which we refer to as In-Situ Polymeric Replication. Using this method, a polymer is transferred to a substrate (polyester, polypropylene, etc.) which is then put in contact with the holographic plate so that holographic imagery is replicated. The material is then metallized using a vacuum deposition process.

Finishing for both methods may include some combination of metallization, demetallization, application of adhesive, slitting, die-cutting, lamination and custom numbering. The completed holographic material may then be applied to the customer’s product.

We perform the above processes through a combination of our internal production resources and outside subcontractors.

Quality

Through the ISO 9000 certification program, we continually make improvements to our processes through the use of an effective and efficient business management system.

Our manufacturing facilities located in Elmsford, New York and Huntingdon Valley, Pennsylvania are ISO certified.

Our manufacturing facility located in Elmsford, New York includes our art department, origination labs, plate making and replication and maintains the ISO 9001 standard covering quality assurance for design, development and production.

Our manufacturing facility located in Huntingdon Valley, Pennsylvania maintains ISO 9002 certification covering quality assurance for production.

Information Technology

We implemented an integrated enterprise resource planning system starting in 2000 that provides more comprehensive information for management decision making. We made improvements to this system in 2002 and we intend to make further improvements in 2003.

Research and Product Development

We have devoted significant attention to research and product development to continue to enhance our origination, replication and mass production capabilities. Our research and development has enabled us to create new technologies and proprietary production processes and to deliver innovative products to the marketplace. We intend to continue to make on-going investments in Research and Development in order to:

•	Develop better solutions for our customers’ problems

•	Create features which differentiate our products from those of our competitors

•	Develop and improve processing techniques to improve the quality and reduce the costs of our products

Manufacturing Facilities

See “Item 2. Properties.”

Sales and Marketing

In 2002, we provided holographic products to approximately 150 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we are one of only two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Europay, Eli Lilly, Quaker State, agencies of the United States government, foreign governments and numerous other companies.

In the sales department we currently employ a Vice President of Sales, a Vice President of Corporate Development, three full-time, incentive-compensated salespeople and three customer sales service personnel. We also utilize incentive-based international sales agents around the world.

Our sales process generally involves identifying a customer problem, designing a solution for the customer problem, creating samples for customer evaluation and testing. Most of our target customers are credit card issuers, government agencies and large corporations that are experiencing counterfeiting or other security problems. The sales process is generally at least three months, and in some cases, the sales process can last several years.

Pricing decisions are generally made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the International Card Manufacturers Association trade show, the Card Tech/SecureTech trade show, Intergraph, Cartes, PackExpo, Label Expo, Westpack and Interphex.

Competition

The holographic industry is highly competitive and highly fragmented. A number of our competitors are larger, and have greater financial resources, than us. The industry has become increasingly competitive over the past several years as low cost foreign producers have entered our target markets, and low cost holographic producers that previously focused on non-security applications are increasingly competing in security applications. The holographic industry has also experienced consolidation, which has increased the breadth and scale of some of our competitors. In the holographic industry, competition is generally based on technology, price, product quality and customer service. We also compete with other non-holographic methods or devices.

Trademarks and Patents

We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection, to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We currently hold approximately 30 U.S. patents and numerous foreign patents, as well as patents pending and service marks that are used in our business.

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

Employees

As of March 14, 2003, we employed approximately 105 persons of which 61 are covered by collective bargaining agreements. We consider our relations with our employees to be good. We are party to collective bargaining agreements with Paper, Allied-Industrial, Chemical & Energy Workers International Union Local 1-0318 (“Local 1-0318”) and PACE International Union Local 286 (“Local 286”). The agreement with Local 1-0318 has a three-year term, will expire on December 31, 2003 and covers 23 employees. The agreement with Local 286 has a five-year term, will expire on January 28, 2005, and covers 38 employees.

Available Information

Our investor relations website is accessable through www.abnh.com. We make available on this website under the caption “Investor Relations (SEC Filings)” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or submit such materials to the Securities and Exchange Commission.

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

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	timing of customer orders,

•	customer business cycles,

•	card expiration patterns,

•	inventory replenishment,

•	increased competition,

•	changes in our and our competitors’ pricing policies,

•	patent expiration and fluctuating amounts of royalty income,

•	changes in the cost of materials or labor,

•	cost and availability of the services of subcontractors,

•	costs of recruiting or relocating personnel,

•	increased research and development expenses,

•	expenses associated with litigation,

•	financing costs,

•	market acceptance of our products,

•	the time required for customer testing and evaluation,

•	costs associated with implementing changes in operations,

•	changes in our business strategy, and

•	general economic factors.

Because our revenues and operating results may fluctuate, it is possible that in some future quarter, our revenues or operating results will be below the expectations of public market analysts and investors, which could cause our stock price to decrease.

We depend on sales to credit card manufacturers for a substantial portion of our business, the loss of which would significantly reduce our revenues.

Sales to credit card companies accounted for approximately 82% of our total sales in 2002 and 76% of our total sales in 2001. Sales to MasterCard and approved manufacturers of VISA brand credit cards together accounted for approximately 67% of our total sales in 2002 and 60% of our total sales in 2001. We entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. Under the terms of the new agreement, MasterCard is obligated to purchase at least 80% of its holograms from us, and has the right to utilize Crane & Co. to produce up to 20% of MasterCard’s annual hologram requirements in coordination with us. The new agreement provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006. Currently, we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us, or if we were to lose a substantial portion of our business with either of these entities our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from these customers or if we experience delays or cancellations of orders or pressure to reduce prices from these customers, our business and financial performance will be materially and adversely affected.

We are in a competitive, highly-fragmented industry with many companies competing to deliver a highly-specialized product, which may lead to declining sales or reduced prices for our products.

The holography industry is highly competitive. A number of our competitors are larger than us or are divisions of larger companies, and have greater financial resources, than us. Our competitors, which are numerous and may have more resources than us, may take away market share or compete with us on the basis of price, which may erode our prices and margins. The industry has become increasingly competitive over the past several years as low cost foreign producers have entered our target markets, and low cost holographic producers that previously focused on non-security applications are increasingly competing in security applications. Increasing competition in the market for our security holograms has resulted in declining sales prices for these products over the past several years and sales prices are continuing to decline. Competitive pressures may force us to reduce prices, which can adversely affect our results of operations.

Competition is based on a number of factors, such as:

•	price,

•	technology,

•	product quality, and

•	customer service.

In addition, an increased use of non-holographic methods or devices in place of our products could reduce demand for our products. We cannot assure you that we will have sufficient resources to make the technological advances necessary to maintain any competitive advantages. We also cannot assure you that the bases of competition in the industries in which we compete will not shift.

If we are not able to successfully protect our intellectual property our business could be materially and adversely affected.

Our business is dependent upon our proprietary technology. We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. Certain of our patents have been declared invalid in the past, and other patents will expire over the next several years. We anticipate that the expiration of these patents will cause our royalty income to decrease materially starting in 2003. We can not assure you that we will be able to maintain the confidentiality of our trade secrets or that our confidentiality agreements will provide meaningful protection of our trade secrets or other proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

If our products infringe on the intellectual property rights of third-parties, our business may suffer if we are sued for infringement or cannot obtain licenses to these rights on commercially acceptable terms.

We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. In the past, third-parties have claimed, and may in the future claim, infringement by our products. Any such claims, with or without merit, could result in significant litigation costs and diversion of management attention, and could require us to enter into royalty and license agreements that may be disadvantageous to us or cause other harm to our business. If litigation is successful against us, it could result in invalidation of our proprietary rights and liability for damages, which could have a material adverse effect on our business and financial condition.

We depend on third-party suppliers and subcontractors for some key product components and processes, and we may not be able to find alternative sources in a timely manner if those suppliers or subcontractors fail to supply us.

We purchase certain key materials used in the manufacture of our holograms and outsource certain key processes from third-party suppliers, some of which are sole source relationships, with whom we do not have supply contracts. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

Our common stock trades on the OTC Bulletin Board, which may adversely affect the price of our common stock.

Our common stock trades on the over-the-counter bulletin board (OTCBB), an electronic quotation service. Our current stock price does not meet the minimum stock price requirement of any major stock exchange or NASDAQ. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may experience:

•	a loss of market makers,

•	a lack of readily available bid and ask prices,

•	a greater spread between the bid and ask prices of its stock, and

•	a general loss of liquidity compared to established stock exchanges or the NASDAQ National Market

In addition, many investors have policies against purchasing or holding OTCBB securities. Both trading volume and the market value of our stock have been, and will continue to be, affected by trading on the OTCBB, which may adversely affect the price of our stock and make it difficult for our stockholders to resell their shares.

If we were unable to continue to attract and retain qualified employees, our business, operating results and financial condition could be materially and adversely affected.

Our future success depends on our ability to attract and retain qualified:

•	management,

•	engineering,

•	manufacturing,

•	research and development,

•	sales and marketing, and

•	support personnel.

Competition for these individuals is intense, and we cannot assure you that we will be able to retain our existing personnel or attract and retain additional personnel.

Our business could be adversely affected by the resolution of certain matters arising from the actions of our former management. We have settled an investigation by the Securities and Exchange Commission. Two of our former officers have pled guilty, and a third former officer has been indicted by the United States Attorney.

On February 9, 1999, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation in connection with matters giving rise to the need to restate our previously issued financial statements for the years ended December 31, 1997 and 1996 and first three quarters of 1998 that were filed by our former management. The SEC has concluded its investigation of ABNH and has accepted our offer of settlement. On March 16, 2001, the Commissioners of the SEC approved an order making findings and imposing a cease and desist order on any future violations of various provisions of the federal securities laws. Without admitting or denying any liability, we paid a $75,000 fine to the SEC. In addition, two of our former officers have pled guilty and one of our former officers has been indicted by the United States Attorney in connection with alleged violations of the securities laws. Several of our employees and employees of some of our customers and vendors have been subpoenaed to testify in the trial of this former officer, which we believe will take place in 2003. Such testimony may be a distraction to these people and may result in substantial costs and diversion of our resources. We cannot assure you that our business or results of operations will not be adversely affected as a result of these events.

Our former parent company, American Banknote Corporation (“ABN” or the “Former Parent”), has experienced financial difficulty and we may have risks associated with ABN’s inability to perform under the terms of its agreement with us.

On December 8, 1999, ABN filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, we reached an agreement with ABN which provided, among other things, for ABN to be responsible for and pay all asserted and unasserted income, franchise or similar tax liabilities of ours for the period January 1, 1990 through July 20, 1998 and indemnify us with respect to any such liabilities. If ABN continues to experience significant financial difficulty, it may result in its inability to perform under the terms of the agreement with us which could have a material adverse effect on our financial position, results of operations and cash flows.

We may be subject to significant product liability in connection with the products which we provide to our customers.

We provide holograms in connection with a wide range of our customers’ products, in which case it is possible that we are subjecting ourselves to product liabilities in association with those products or in connection with the holograms used with those products. Although we maintain product liability insurance, there can be no assurance that such insurance would be available to cover any such claim or available in amounts sufficient to cover all potential liabilities.

Since a significant percentage of our sales are derived from overseas customers, our exports and business may be subject to some risks related to doing business internationally.

Sales derived from customers outside the United States were 27% or our total sales in 2002 and 28% of our total sales in 2001. Our international sales are subject to risks, including:

•	U.S. and international regulatory requirements and policy changes,

•	political and economic instability,

•	difficulties in accounts receivable collection,

•	tariffs and other barriers, and

•	difficulty in attracting, retaining and managing international representatives.

These factors may have a material adverse effect on our future international sales and, consequently our business, financial condition or results of operations.

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

As of March 14, 2003, we had approximately 18,483,720 shares of our common stock issued and outstanding, which included 1,460,000 shares of our common stock issued as part of the settlement of our class action litigation, and had outstanding warrants to purchase 863,647 shares of our common stock at a price of $6.00 per share issued and outstanding. As of March 14, 2003, we also had 2,343,500 additional shares of common stock reserved for issuance upon exercise of outstanding stock options. If the holders of shares of common stock issued as part of the settlement, or the holders of shares acquired upon the exercise of outstanding options or warrants, were to sell a significant amount of their shares into the open market, the market price of our common stock could be adversely affected. The sales might also make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

Crane & Co. Inc. has certain rights which could adversely affect the market price of our common stock.

On June 30, 2000, we entered into a stock purchase agreement with Crane & Co., Inc. (“Crane”) under which Crane purchased 3,387,720 shares of our common stock. In connection with the transaction, Crane received the right to cause us to register its shares for public resale and to include its shares in any future registration of our securities, subject to certain exceptions. Any sales of such shares by Crane could have a negative effect on the market price of our common stock.

Our principal stockholders, executive officers and directors have substantial influence over all matters requiring stockholder approval, including a change of control that you might otherwise approve.

Our executive officers and directors and entities related to them, in the aggregate, beneficially own approximately 23.6% of our common stock as of March 14, 2003, which includes 18.4% owned by Crane & Co., Inc., an investor related to Douglas A. Crane, one of our directors. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Such a concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

Effects of anti-takeover provisions could inhibit the acquisition of ABNH.

Our certificate of incorporation permits our board of directors to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. Although we have no current plans to issue shares of preferred stock, the potential issuance of preferred stock may have the effect of:

•	discouraging potential acquisitions proposals,

•	delaying or preventing a change in control, and

•	limiting the price that investors might be willing to pay in the future for shares of our common stock.

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

Each facility is constantly monitored for security, and has uniformed security personnel on site, 24 hours a day, seven days a week. The Director of Security is responsible for the physical security of each facility, access and egress, monitoring employee integrity, and safeguarding of machinery, materials, work-in-process and finished product until shipping. The security department witnesses material destruction and supervises the transfer of security shipments. Each facility is equipped with full perimeter alarms enhanced by window glass break sensors, internal motion detectors and closed circuit video monitoring of security sensitive areas.

Item 3. LEGAL PROCEEDINGS.

A consolidated class action complaint against us, certain of our former officers and directors, our former parent company, American Banknote Corporation (“ABN” or our “Former Parent”), the four co-lead underwriters of our Initial Public Offering (the “Offering”) and Deloitte & Touche LLP, had been filed in the United States District Court for the Southern District of New York (the “Court”). The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of our common stock during the class period (July 15, 1998 through February 1, 1999). The complaint sought rescission of the purchase of shares of our common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney’s fees. In October 2000, we, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that were the subject of the class action, as well as claims asserted against our Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. Under the settlement, the insurance carrier for us and our Former Parent paid $12,500,000 and Deloitte & Touche LLP paid $2,350,000. In addition, we issued and distributed 1,460,000 shares of our common stock, of which 365,000 shares were issued and distributed in February 2001 and the remaining 1,095,000 shares were issued and distributed in May 2002. We also issued and distributed warrants to purchase 863,647 shares of our common stock, at an exercise price of $6.00 per share. The warrants expire on June 18, 2003. Our Former Parent also issued and distributed certain of its securities as part of the settlement. In regard to the settlement, we recorded a charge to our statement of operations in the fourth quarter of 2000 of $3,356,000. Such charge was comprised of the cost of our common stock issued at the closing price of the stock on the day the settlement agreement received the final approval of the Court, the value of the warrants issued, which value was determined using the Black-Scholes option pricing model and other related costs.

During 1991, we entered into a Patent License Agreement (the “License Agreement”), which required us to pay royalties in connection with certain products that we produce. During 2002, the licensor under the License Agreement filed a lawsuit against us in the United States District Court for the Eastern District of Washington, alleging breach of the License Agreement. In December 2002, we entered into a settlement agreement whereby we paid $431,250 on December 31, 2002. The payment satisfied all obligations to pay royalties that may have been owed both for the past and the future under the License Agreement. We recorded $231,250 as royalty expense in the accompanying statements of operations to cover all allegedly past due royalties and $200,000 will be amortized over the remaining life of the patents which expire in 2005 and 2007.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the NASD’s Over-the-Counter Bulletin Board quotation service under the symbol “ABHH,” since March 31, 2000. Our securities are not listed or quoted on any exchange or other quotation system.

The following table sets forth the high and low closing prices of our common stock for each quarter of 2001, 2002 and the first two months of 2003.

	High	Low

2001
First Quarter	$2.00	$1.34
Second Quarter	2.40	1.41
Third Quarter	2.25	1.60
Fourth Quarter	2.10	1.61
2002
First Quarter	$1.92	$1.39
Second Quarter	2.08	1.14
Third Quarter	1.39	0.85
Fourth Quarter	0.93	0.63
2003
First Quarter (through February 28, 2003)	$0.98	$0.71

Warrants to purchase our common stock have been quoted on the NASD’s Over-the-Counter Bulletin Board quotation service since August 27, 2002. During 2002, the warrants, which expire on June 18, 2003, had high and low closing prices of $0.05 and $0.01, respectively, during the third quarter and a high and low closing price of $0.01 during the fourth quarter. During the period ended February 28, 2003, the warrants had a high and low closing price of $0.01.

As of March 14, 2003, there were approximately 510 holders of record of our common stock and 465 holders of warrants to purchase our common stock. Because many of our shares of common stock and warrants to purchase our common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,

	1998	1999	2000 (c)	2001	2002

STATEMENT OF INCOME DATA:
Revenue:
Sales (a)	$29,203	$21,194	$19,029	$20,016	$18,665
Royalty income	554	535	444	466	555

	29,757	21,729	19,473	20,482	19,220
Costs and expenses:
Cost of goods sold	18,727	11,247	8,876	9,962	8,926
Selling and administrative (a) (b)	6,825	9,803	8,085	7,314	7,136
Research and development	337	261	928	1,233	1,143
Depreciation and amortization	1,080	1,026	1,076	1,097	800
Impairment of goodwill and fixed assets (d)	—	—	—	—	9,298

	26,969	22,337	18,965	19,606	27,303

Operating income (loss)	2,788	(608)	508	876	(8,083)
Other income (expense):
Other income	—	24	—	—	—
Interest, net	(400)	(985)	(512)	258	113
Settlement with Former Parent	—	—	519	—	—
Settlement of shareholder litigation	—	—	(3,508)	—	—
Patent settlement and other	—	—	—	—	691

	(400)	(961)	(3,501)	258	804

Income (loss) before provision for (benefit from) income taxes	2,388	(1,569)	(2,993)	1,134	(7,279)
Provision for (benefit from) income taxes	1,269	(494)	(1,110)	543	858

Net income (loss)	$1,119	$(1,075)	$(1,883)	$591	$(8,137)

Net income (loss) per share:
Basic and diluted	$0.08	$(0.08)	$(0.12)	$0.03	$(0.44)
Weighted average shares outstanding:
Basic	13,636	13,636	15,421	18,484	18,484
Diluted	13,701	13,636	15,421	18,484	18,484

	December 31,

	1998	1999	2000	2001	2002

BALANCE SHEET DATA:
Working capital	$2,023	$2,051	$10,377	$11,884	$14,091
Total assets	30,820	22,425	29,134	28,586	20,130
Total debt	5,968	1,268	—	—	—
Total stockholders’ equity	14,530	13,455	23,988	24,579	16,442

(a)	Sales have been adjusted from 1998 through 2000 to reflect the reclassification of shipping charges billed to customers, which were previously netted in selling and administrative expenses.

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

(c)	During the year ended December 31, 2000, we incurred costs of $3.4 million regarding the settlement of the shareholder litigation, and $0.1 million in connection with fines and costs incurred regarding the SEC and U.S. Attorney investigations. In addition, we reversed $0.5 million from accounts payable and accrued expenses resulting from a settlement, which we entered into with our Former Parent. These costs are included in other income (expense) on the accompanying statement of operations. Additionally in the third quarter of 2000, our insurance carriers agreed to pay us $750,000 as a product liability reimbursement, which we included in cost of sales.

(d)	As a result of our annual test for impairment of goodwill, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Financial Statements). As a result of our review of long-lived assets for impairment during the quarter ended December 31, 2002, we recorded an impairment charge of $1.9 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Financial Statements).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our financial statements, including the notes thereto, are appearing elsewhere in this report.

Overview

ABNH was, until July 20, 1998, a wholly-owned subsidiary of ABN. On that date, ABN completed the sale of 13,636,000 shares of our common stock in an initial public offering (the “Offering”), representing ABN’s entire investment in ABNH. We did not receive any proceeds from the Offering.

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

Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries have utilized holograms as authentication devices to reduce potential losses. Also, concerns over counterfeiting and copying have prompted the use of holograms on documents of value, including currency, passports, business checks, gift certificates, vouchers, certificates of deposit, stamps (postage and revenue), tickets and other financial instruments.

A significant portion of our business is derived from orders placed by credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to MasterCard for the years ended December 31, 2002, 2001 and 2000 were approximately 41%, 37%, and 28%, respectively. We entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. Under the terms of the new agreement, MasterCard is obligated to purchase at least 80% of its holograms from us, and has the right to utilize Crane & Co. to produce up to 20% of MasterCard’s annual hologram requirements in coordination with us. The new agreement provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006. We are currently the exclusive supplier to MasterCard. Sales to VISA card manufacturers were approximately 26%, 23%, and 19%, respectively, of sales for the years ended December 31, 2002, 2001 and 2000. We do not have long-term purchase contracts with VISA and we supply holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us or substantially reduce their orders, there would be a material adverse effect on our business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product with the right of return where we are unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers’ use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2002 and 2001, accounts receivable from this customer totaled $1.6 million and $1.0 million, respectively.

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

During 2002, 2001 and 2000, export sales accounted for approximately 27%, 28% and 31%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

In accordance with a tax allocation agreement in effect through the date of our Offering, we were included in the consolidated Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of ABN and made payments to ABN based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. We computed our federal, state and local income tax provision as if we were filing separate income tax returns, without regard to the tax allocation agreement. During 2000, we reached an agreement with ABN which provided, among other things, for ABN to be responsible for and pay all of our asserted and unasserted income, franchise and similar tax liabilities for the period January 1, 1990 through July 20, 1998 and indemnify us with respect to any such liabilities. For periods subsequent to the date of the Offering, we have been filing our own federal and state income tax returns.

     Critical Accounting Policies

We make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories and intangible assets. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

     Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product with the right of return where we are unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers’ use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

     Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments. We recognize allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

     Inventory Valuation

Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. We provide reserves for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value. We fully reserve for inventories deemed obsolete. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required.

     Impairment of Goodwill and Long-Lived Assets

We account for goodwill and long-lived assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 142, which provides that goodwill should not be amortized but instead tested for impairment on an annual basis, was adopted by us on January 1, 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based on our fair value compared with our carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, we completed the transitional impairment test during the quarter ended March 31, 2002, which testing indicated that no adjustment was required upon the adoption of the pronouncement. We performed the annual test for impairment required by SFAS No. 142 during the quarter ended December 31, 2002. At that time, our fair value (based on quoted market prices) was found to be less than our carrying amount, and accordingly, we recorded a $7.4 million impairment charge for the year ended December 31, 2002. This charge represents the full impairment of the goodwill on our balance sheet. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the quarter ended December 31, 2002, we recorded a charge for the impairment of long-lived assets of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. This charge represents the full impairment of this long-lived asset on our balance sheet. The goodwill and the long-lived assets arose through purchase accounting by our Former Parent, as it related to us, in connection with our Former Parent’s 1990 merger.

Results of Operations

     Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Sales. Sales decreased by $1.3 million, or 6.7%, from $20.0 million in 2001 to $18.7 million in 2002. The decrease in sales was due primarily to a decrease in sales of non-credit card security holograms due to the conclusion of certain lower margin programs in 2001. In 2003, we anticipate that sales will be adversely affected by price reductions to certain existing accounts and reduced volume of shipments to certain older accounts. We believe these factors will be at least partially offset by sales to new accounts in 2003.

Royalty Income. Royalty income increased $0.1 million or 19.1%, from $0.5 million in 2001 to $0.6 million in 2002. The increase was due to higher reported licensee revenue in 2002. We anticipate that the expiration of certain patents will cause our royalty income to decrease materially in 2003.

Cost of Goods Sold. Cost of goods sold decreased by $1.1 million, or 10.4%, from $10.0 million in 2001 to $8.9 million in 2002. As a percentage of sales, cost of goods sold decreased from 49.8% in 2001 to 47.8% in 2002. The decrease was comprised of a decrease in production costs of 3% primarily resulting from the effect of cost reductions put in place during 2002 and the elimination of some lower margin sales, and a decrease of 2% resulting from the settlement of a vendor dispute offset by an increase in the provision for inventory obsolescence of 1%, an increase in warranty expense of 1% and an increase in royalty expense of 1% related to a settlement of a patent license matter. In 2003, we anticipate cost of goods sold as a percentage of sales will be adversely impacted by price reductions. We believe this will be at least partially offset by cost reductions which have been implemented.

Selling and Administrative Expenses. Selling and administrative expenses decreased by $0.2 million, from $7.3 million in 2001 to $7.1 million in 2002. As a percentage of sales, selling and administrative expenses increased from 36.5% in 2001 to 38.2% in 2002. The decrease in expenses is primarily due to a decrease in selling salaries and benefits of $0.2 million primarily resulting from a decrease in personnel and a decrease in other selling expenses of $0.2 million primarily related to reductions in travel and show expenses offset by increases in other administration expenses of $0.1 million related to increases in general insurance and relocation expenses and an increase in bad debt expense of $0.1 million due to an increase in the allowance for doubtful accounts due to an increase in the aging of accounts receivable.

Research and Development. Research and development expenses decreased $0.1 million from $1.2 million in 2001 to $1.1 million in 2002. As a percentage of sales, research and development expenses decreased from 6.2% in 2001 to 6.1% in 2002. The decrease is primarily due to a decrease in research and development testing expense in 2002.

Impairment of Goodwill and Fixed Assets. We performed our annual impairment test of goodwill under SFAS No. 142, during the quarter ended December 31, 2002. Upon completion of the test we determined that goodwill had been impaired as a result of a decrease in our market capitalization. Accordingly, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002, reflecting the write-down of the carrying value of goodwill. In addition, during the quarter ended December 31, 2002, we recorded an asset impairment charge of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. This impairment was recorded under the requirements of

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other Income (Expense). Other income (expense) increased by $0.5 million from $0.3 million in 2001 to $0.8 million in 2002. This increase was due to a patent settlement agreement entered into in the third quarter of 2002 for $0.6 million and the settlement of a dispute with a former agent of ours in the fourth quarter of 2002 for $0.1 million offset by a decrease in interest income of $0.2 million resulting from lower interest rates in effect during 2002.

Income Taxes. Income tax expense increased $0.3 million or 58% from $0.6 million in 2001 to $0.9 million in 2002. The increase was primarily due to an increase in taxable income in 2002 after giving effect to the impairment of goodwill and fixed assets which are permanent differences for tax purposes.

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

Research and Development. Research and development expenses increased from $0.9 million in 2000 to $1.2 million in 2001. As a percentage of sales, research and development expenses increased from 4.9% in 2000 to 6.1% in 2001. The increase reflects our increased emphasis on development and testing new products for our target markets.

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

Liquidity and Capital Resources

At December 31, 2002, we had $8.7 million of cash and cash equivalents and working capital of $14.1 million.

On August 23, 2000, we terminated and repaid all outstanding amounts under the Loan and Security Agreement between ABNH and Foothill Capital Corporation (as amended, the “Foothill Loan”), which was entered into on September 29, 1999. Borrowings under the Foothill Loan bore interest at the Lender’s reference rate, as defined, plus 1.5%.

As a result of terminating the Foothill Loan, we incurred in 2000 an early termination fee of $0.1 million and wrote off approximately $0.2 million in unamortized deferred financing costs related to such loans.

During the year ended December 31, 2000, the weighted average interest rate of outstanding borrowings was approximately 9.8%. The average aggregate borrowings during 2000 was approximately $0.9 million.

On June 30, 2000, we entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and the audit committee of our board of directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. The Agreement also provides that, for as long as Crane owns at least 51% of the shares of common stock purchased under the Agreement, Crane shall be entitled to designate one director on the management slate of nominees to our board of directors, and that, should our board of directors be expanded to a number greater than six, then our board of directors shall be expanded by another seat, and Crane shall be entitled to nominate an additional director.

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of our outstanding securities. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our board of directors. In connection with the transaction, Crane also received the right to cause us to register Crane’s shares for public resale and the right to include such shares in any future registration of our securities, subject to certain exceptions.

Net cash provided by operating activities increased by $1.4 million to $1.6 million for the year ended

December 31, 2002, as compared to $0.2 million of cash provided by operating activities for the prior year. For the year ended December 31, 2002, our net loss adjusted for non-cash charges provided cash of $3.0 million compared to $2.3 million of cash provided by our net income adjusted for non-cash charges in the prior year. For the year ended December 31, 2002, cash used for changes in operating assets and liabilities was $1.4 million compared to $2.1 million of cash used for changes in operating assets and liabilities in the prior year.

Investing activities for the years ended December 31, 2002 and 2001 used cash flows of approximately $0.4 million and $0.7 million, respectively. These activities primarily reflected capital expenditures for the respective years. We anticipate that capital expenditures in 2003 and 2004 will be approximately $1.5 million for each year. These amounts relating to capital expenditures are intended to improve production capabilities and reduce costs.

There were no financing activities for the years ended December 31, 2002 and 2001.

We believe that cash flows from operations and our cash balances will be sufficient to meet working capital needs, and fund capital expenditures for the next twelve months.

On March 17, 2003, our board of directors authorized the repurchase of up to $2.0 million of our outstanding common stock. Under the terms of the repurchase plan, we are authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant, over a period of twelve months. The stock repurchase will not commence prior to the release of our first quarter 2003 financial results. Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice.

The following table quantifies our future obligations, which consist primarily of lease obligations (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years

Lease obligations	$4,639	$1,074	$1,839	$1,726	$—

New Accounting Standards

In December 2002, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Impact of Inflation

In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2002 and 2001.

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In Thousands, Except Per Share Data)
Sales	$4,620	$4,836	$4,712	$4,497
Cost of goods sold	2,314	2,506	2,032	2,074
Net income (loss)	67	134	694	(9,032)
Net income (loss) per share-basic and diluted	$0.00	$0.01	$0.04	$(0.49)

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In Thousands, Except Per Share Data)
Sales	$5,032	$5,008	$5,137	$4,839
Cost of goods sold	2,373	2,469	2,457	2,663
Net income (loss)	290	239	103	(41)
Net income (loss) per share-basic and diluted	$0.02	$0.01	$0.01	$0.00

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Audit Committee of our Board of Directors annually considers and recommends to our Board the selection of our independent auditors. As recommended by our Audit Committee, our Board of Directors on June 6, 2002 decided to dismiss Arthur Andersen LLP as our independent public accountants and engaged Ernst & Young LLP to serve as our independent auditors for 2002.

During our two most recent fiscal years ended December 31, 2000 and 2001, and through June 6, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years ended December 31, 2000 and 2001 or through June 6, 2002. The audit reports of Arthur Andersen on our consolidated financial statements as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

We requested that Arthur Andersen furnish a letter addressed to the SEC stating that it agreed with the above statements relating to Arthur Andersen with respect to our fiscal years ended December 31, 2000 and 2001 and the subsequent interim period. A copy of this letter was filed as Exhibit 16.1, as part of our Form 8-K, dated June 10, 2002.

During our two most recent fiscal years ended December 31, 2000 and 2001, and through June 6, 2002, neither we, nor anyone acting on our behalf, consulted with Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Name	Age	Position(s)

Directors, Executive Officers:
Kenneth H. Traub	41	President, Chief Executive Officer and Director
Salvatore F. D’Amato	74	Chairman of the Board
Stephen A. Benton*	61	Director
Fred J. Levin*	40	Director
Douglas A. Crane*	42	Director
Mark J. Bonney**	49	Director
Alan Goldstein	56	Vice President, Chief Financial Officer and Secretary
Key Employees:
Michael T. Banahan	45	Vice President, Sales
Adam L. A. Scheer	31	Vice President, Corporate Development
George Condos	40	Controller

*	Member of the audit and compensation committees.

**	Member of the audit committee.

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

Salvatore F. D’Amato has served as our Chairman of the Board since April 1999 and as a director since March 1999. He was also our Chairman of the Board and President from 1983 to 1990 and was a consultant for us from time to time between 1990 and April 1999. Mr. D’Amato was President and a director of ABN, our former parent corporation, from 1977 to 1983. Prior thereto, he served as Vice President, Engineering and Senior Vice President, Operations with ABN. Mr. D’Amato holds a masters degree in Engineering from Columbia University.

Stephen A. Benton has served as a director since July 1998. Dr. Benton is the founding head of the Spatial Imaging Group at the Massachusetts Institute of Technology, where he has been a faculty member since 1982. He is a fellow of the Optical Society of America and the Society for Imaging Science and Technology. Dr. Benton holds a Ph.D. in Applied Physics from Harvard University.

Fred J. Levin has served as a director since February 2000. Mr. Levin has been the President and Chief Executive Officer of the LGI Network LLC, a market research and information service company, since February 2002. Previously, Mr. Levin was the President of the Concord Watch Division of Movado Group, Inc., a manufacturer and marketer of watches, from March 1998 to January 2002. Mr. Levin also served with Movado Group, Inc. as Senior Vice President, International from April 1995 to February 1998 and as Vice President, Distribution from February 1994 to March 1995. Prior thereto, Mr. Levin was a management consultant with McKinsey & Company. Mr. Levin holds a B.S. in Industrial Engineering from Northwestern University and a M.B.A. from the Harvard Graduate School of Business Administration.

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

Mark J. Bonney has served as a director since February 2003. Mr. Bonney has been the Chief Executive Officer of MJB Consulting, a strategic management-consulting firm, since March 2002. Previously, Mr. Bonney was the President and Chief Operating Officer of Axsys Technologies, a leading supplier of optical components and subsystems from August 1999 through March 2002. Prior thereto, Mr. Bonney held various positions, including Vice President of Operations, Vice President of Finance and Chief Financial Officer of Zygo Corporation, a manufacturer of measurement systems and optical products, from March 1993 through July 1999. Mr. Bonney holds a B.S. in Business Administration and Economics from Central Connecticut State University and a M.B.A. in Finance from the University of Hartford.

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

Michael T. Banahan has served as our Vice President, Sales since May 1999. He also served as a senior member of our sales department from 1989 to May 1999. Mr. Banahan holds a B.A. in Marketing Management from the University of Rhode Island.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based upon a review of the copies of the filings with the Securities and Exchange Commission and written representations from our executive officers, directors and persons who beneficially own more than 10% of our common stock, we believe that the Section 16(a) filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock in fiscal 2002 were complied with on a timely basis.

Item 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned during 2000, 2001 and 2002 by each individual who served as our chief executive officer or in a similar capacity during 2002 and the other three executive officers during 2002 (the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation
					Shares of
				Other	Common Stock
				Annual	Underlying	All Other
		Salary	Bonus	Compensation	Options	Compensation
Name	Year	($)	($)	(1) ($)	(#)	(2) ($)

Kenneth H. Traub (3)	2000	295,449	150,000	9,600	425,000	3,222
President and Chief	2001	300,000	150,000	10,208	—	4,473
Executive Officer	2002	309,000	145,000	9,312	—	5,050

Salvatore F. D’Amato (4)	2000	177,458	70,000	13,380	150,000	2,355
Chairman of the Board	2001	180,000	70,000	13,380	—	2,149
	2002	185,400	70,000	42,502	—	2,449

Alan Goldstein (6)	2000	167,083	50,000	5,868	73,000	2,760
Vice President, Chief	2001	170,000	50,000	5,868	—	2,948
Financial Officer and	2002	175,100	40,000	6,835	—	3,248
Secretary

(1)	Other Annual Compensation in 2002 for Mr. D’Amato consisted of $12,447 for the use of an automobile paid for by us and $30,055 resulting from our purchase, on his behalf, of the automobile formally leased by us for his benefit. Other Annual Compensation in 2000 and 2001 for Mr. D’Amato and 2000, 2001 and 2002 for Messrs. Traub and Goldstein consisted of the use of automobiles paid for by us.

(2)	All other compensation in 2002 includes term life insurance premiums and employer contributions to our 401(k) retirement plan paid by us for Mr. Traub of $3,050 and $2,000, respectively, for Mr. D’Amato of $449 and $2,000, respectively and for Mr. Goldstein of $1,248 and $2,000, respectively.

(3)	Mr. Traub has served as President and Chief Executive Officer since March 2000. He served as President and Chief Operating Officer from February 1999 to March 2000.

(4)	Mr. D’Amato has served as Chairman of the Board since April 1999.

(5)	Mr. Goldstein has served as Vice President and Chief Financial Officer since April 1999.

We did not grant any options during 2002 to the Named Executive Officers and no options were exercised in 2002 by them.

The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2002.

2002 Year-End Option Values

	Shares of Common Stock
	Underlying		Value of Unexercised In-the-Money
	Unexercised Options		Options at December 31, 2002
	(#)		($) (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Kenneth H. Traub	647,917	127,083	—	—
Salvatore F. D’Amato	325,000	—	—	—
Alan Goldstein	151,417	21,583	—	—

(1) Based on the difference between $0.73, which was the closing price per share on December 31, 2002, and the exercise price per share of the options.

Stock Incentive Plans

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350.000 shares. On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”, and collectively with the 2000 Plan, the “Plans”). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 2,303,500 shares of common stock were outstanding under the Plans at December 31, 2002. Options to purchase an additional 15,000 shares of common stock were outstanding outside the Plans at December 31, 2002. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Retirement Plans

On October 1, 1999, we implemented defined contribution plans for our employees. Aggregate contributions to such plans, which have been charged to our operations, were approximately $51,000, $48,000 and $46,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Employment Agreements

We entered into an employment agreement with Kenneth H. Traub in February 1999 for an initial term of one year, which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. As amended in March 2000, the agreement provides for an annual base salary of $300,000, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his employment agreement, Mr. Traub will receive severance equal to two times his annual salary and bonus. Pursuant to the agreement, Mr. Traub shall receive quarterly bonuses of $25,000 unless the board of directors or a committee designated thereby shall, in its sole discretion, determine the payment of such quarterly bonus should not be paid based on the performance of Mr. Traub and/or the business, results of operations or financial condition of ABNH. Additionally, the board of directors or compensation committee may, in its sole discretion, award Mr. Traub additional quarterly and year-end bonuses. In connection with the agreement, we granted to Mr. Traub options to purchase up to 250,000 shares of our common stock at an exercise price of $1.75 per share. In the event of Mr. Traub’s termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement, we are generally required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination, (2) continue to provide employee benefits to Mr. Traub, and (3) accelerate vesting on any unvested options granted to him under the 1998 Plan and permit the exercise of vested options under such plan for a period of two years thereafter. Upon the termination of Mr. Traub’s employment by us following a change of control, as defined in the agreement, or Mr. Traub’s resignation for good reason following a change in control, we are required to (1) pay him a severance amount equal to two times his annual salary and bonus then in effect (or, if such termination or resignation for good reason is more than one year after such change of control, an amount equal to three times his salary and annual bonus then in effect), (2) accelerate vesting on any unvested options granted under the 1998 Plan and any shares of restricted stock purchased by Mr. Traub, and (3) to the extent such amounts are subject to excise taxes under Section 4999 of the Internal Revenue Code, provide a tax gross up to him for any additional amounts due. In connection with his employment agreement, Mr. Traub has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information.

We entered into an employment agreement with Salvatore F. D’Amato in April 1999 for an initial term of two years, which renews upon mutual agreement for successive one year terms. As amended, the agreement provides for a base salary of $180,000 per year. Pursuant to the Agreement Mr. D’Amato is eligible to receive bonuses at the discretion of our board of directors, with a target bonus of $10,000 per quarter. The quarterly bonus is required to be paid unless the board determines otherwise based on certain factors. In connection with the agreement, we granted to Mr. D’Amato options to purchase up to 175,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. D’Amato’s termination for any reason other than for cause, as defined in the agreement, or in the event of his resignation for good reason, as defined in the agreement, we are required to continue to pay his salary then in effect, together with any bonus that may have accrued, for the remainder of his employment term. Upon termination of Mr. D’Amato’s employment following a change of control, or Mr. D’Amato’s resignation for good reason within one year of a change of control, we are required to pay him an amount equal to his annual salary and bonus. In connection with his employment agreement, Mr. D’Amato agreed not to compete with us during his term of employment and for one year thereafter.

We entered into an employment agreement with Alan Goldstein in April 1999 for an initial term of one year which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. As amended, the agreement provides for an annual base salary of $170,000, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his employment agreement, Mr. Goldstein will receive severance equal to one-half of his annual salary and bonus. Pursuant to the agreement Mr. Goldstein is eligible to receive bonuses at the discretion of our board of directors, with a target bonus of $10,000 per quarter. In connection with the agreement, we granted to Mr. Goldstein options to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share. In the event of Mr. Goldstein’s termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement, we are required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of six months following such termination or resignation for good reason, (2) continue to provide employee benefits to Mr. Goldstein and (3) accelerate vesting on any unvested options granted to him under the 1998 Plan and permit the exercise of vested options under such plan for a period of two years thereafter. Upon termination of Mr. Goldstein’s employment following a change of control, or Mr. Goldstein’s resignation for a good reason, as defined in the agreement, following a change in control, we are required to pay him as severance an amount equal to nine months of his salary and bonus then in effect. In connection with his employment agreement, Mr. Goldstein agreed not to compete with us during his term of employment and for one year thereafter.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Benton, Levin and Crane. Mr. Crane is an employee and representative of Crane & Co., Inc. See “Item 13. Certain Relationships and Related Transactions.” None of the members of our Compensation Committee is or has been an officer or employee of ABNH. No interlocking relationships exist between the board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers or directors serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the board of directors advises our board of directors on compensation matters, determines the compensation of the Chief Executive Officer, reviews and takes action on the recommendation of the Chief Executive Officer as to the appropriate compensation of other officers and key personnel and approves the grants of bonuses to officers and key personnel. The Compensation Committee is also responsible for the administration of our Stock Incentive Plans. This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Chief Executive Officer Compensation

The Compensation Committee reviews the compensation arrangements for our Chief Executive Officer at least annually, typically in the fourth and/or first quarter of the fiscal year. Mr. Traub’s employment agreement, which renewed as of February 2002 for an additional one-year term, includes provisions described above under the heading “Employment Agreements” for the payment of a base salary and the payment of quarterly and other bonuses. In determining whether to renew Mr. Traub’s employment agreement and his total compensation for fiscal 2002, the Compensation Committee considered the terms of his employment agreement, his length of service with us, our financial performance during the preceding year, our history since our initial public offering in 1998, competitive pay practices, and Mr. Traub’s individual performance and contributions to us. The Compensation Committee believes that Mr. Traub has provided strong leadership in what continues to be a challenging operating environment for ABNH. The Compensation Committee also believes Mr. Traub has been instrumental in maintaining and strengthening our relationships with our key customers, negotiating key partnerships and business relationships, strengthening our management team, reestablishing our reputation in our industry, improving our corporate culture, launching several new products to support our future growth plans, and evaluating and asserting our intellectual property rights.

In making its compensation decisions with respect to Mr. Traub, the Compensation Committee exercised its discretion and judgment based on the above factors, relying more heavily on qualitative factors compared to quantitative criteria and results. No specific formula was applied to determine the weight of each factor. As part of its review of executive compensation, the Compensation Committee met with and was advised by independent compensation consultants. In fiscal 2002, Mr. Traub’s contractual base compensation was $309,000. Mr. Traub was also paid the $25,000 quarterly bonus contemplated under his employment agreement and an additional year-

end discretionary bonus of $45,000.

ABNH’S General Compensation Policy for Executive Officers

The fundamental policy of the Compensation Committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance. It is the Compensation Committee’s objective to have a portion of each executive officer’s compensation contingent upon our performance as well as upon each executive officer’s own level of performance. Therefore, the compensation package for each executive officer is comprised of three different elements: (1) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry; (2) cash bonuses which reflect the achievement of performance qualitative and quantitative objectives and goals; and (3) long-term stock-based incentive awards which strengthen the mutuality of interest between the executive officers and our stockholders.

     Factors. The principal factors (together with the factors specified above with respect to Mr. Traub) that the Compensation Committee considered with respect to each executive officer’s compensation for fiscal 2002 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

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

     Bonus. Bonus represents the variable component of the executive compensation program that is tied to our performance and individual achievement. In determining bonuses, the Compensation Committee considers factors such as relative performance of ABNH during the year and the individual’s contribution to our performance, the need to attract, retain and motivate high quality executives as well as the degree to which the executive officer met or exceeded certain objectives established for him.

     Long-Term Incentive Compensation. Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage ABNH from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our common stock at a fixed price per share over a specified period of time up to ten years. Each option generally becomes exercisable in installments over a three-year period. Therefore, the option grant will provide a return to the executive officer only if the executive officer remains employed by ABNH during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer’s current position with ABNH, the size of comparable awards made to individuals in similar positions and the individual’s personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers.

Based on the stock options granted to the executive officers in 1999 and 2000, the Compensation Committee believes an adequate incentive for top management exists at this time, and, therefore, no options were granted to executive officers in 2001 or 2002.

Internal Revenue Code Limits on the Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation. Through December 31, 2002, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation. We believe that our compensation philosophy of paying our executive officers with competitive salaries, cash bonuses and long-term incentives, as described in this report, serves the best interest of ABNH and its stockholders.

THE COMPENSATION COMMITTEE

Stephen A. Benton
Fred J. Levin
Douglas A. Crane

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 14, 2003 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulevard, Elmsford, NY 10523, unless otherwise indicated.

Name and Address	Number (1)	Percentage (1)

Crane & Co., Inc.	3,387,720	18.3%
30 South Street
Dalton, MA 01226
Libra Advisors, LLC (2)	1,856,000	10.0%
277 Park Avenue, 26th Floor
New York, NY 10172
Levy, Harkins & Co., Inc. (3)	1,174,800	6.4%
570 Lexington Avenue
New York, NY 10022
Kenneth H. Traub (4)	697,917	3.6%
Salvatore F. D’Amato (5)	327,000	1.7%
Alan Goldstein (6)	160,250	*
Stephen A. Benton (7)	34,000	*
Fred J. Levin (8)	41,200	*
Douglas A. Crane (9)	3,398,520	18.4%
Mark J. Bonney	—	*
All executives officers and directors as a group (6 persons) (10)	4,658,887	23.6%

*	Less than 1%.

(1)  Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 14, 2003, we had 18,483,720 shares of common stock outstanding. These percentages were calculated based on the total of shares of common stock outstanding and shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003, which are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

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

(3)  The information provided is based solely on a Schedule 13G filed with the SEC on February 5, 2003. Levy, Harkins & Co., Inc. (“LHC”) is the beneficial owner of 7,500 shares of common stock and may be deemed the beneficial owner of 792,800 shares of common stock. The Gracy Fund, L.P. is the beneficial owner of 294,500 of common stock. Edwin A. Levy and Michael J. Harkins are the sole shareholders of LHC and the sole general partners of the Gracy Fund, L.P. and have shared power to vote or direct the vote of, and dispose or to direct the disposition of the 1,094,800 shares beneficially owned or deemed beneficially owned by LHC and beneficially owned by The Gracy Fund, L.P. Mr. Levy, individually is the beneficial owner of 80,000 of common stock.

(4)  Includes 697,917 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003.

(5)  Includes 325,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003.

(6)  Includes of 160,250 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003.

(7)  Includes of 30,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003.

(8)  Includes of 15,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003.

(9)  Includes of 10,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003 and 3,387,720 shares of common stock owned by Crane & Co., Inc., a privately owned corporation that Mr. Crane and his family own. Mr. Crane disclaims beneficial ownership of the shares held by Crane & Co., Inc.

(10)  Includes 1,238,167 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 14, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price	plans (excluding
	of outstanding options,	of outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,763,000	$2.71	100,000
Equity compensation plans not approved by security holders	540,500	$1.86	809,500

Total:	2,303,500		909,500

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ABNH and the Former Parent were related parties until April 4, 1999 at which time the Former Parent’s Chairman and Chief Executive Officer resigned as ABNH’s Chairman and Chief Executive Officer.

On December 8, 1999, ABN filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, we reached an agreement with ABN which provided, among other things, for ABN to be responsible for and pay all asserted and unasserted income, franchise or similar tax liabilities of ours for the period January 1, 1990 through July 20, 1998 and indemnify us with respect to any such liabilities. If ABN continues to experience significant financial difficulty it may result in its inability to perform under the terms of the agreement with us, which could have a material adverse effect on our financial position, results of operations and cash flows.

In connection with the above agreement, we included approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates in other income (expenses) on the accompanying statement of operations in 2000.

On June 30, 2000, we entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and our audit committee of our Board of Directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. The Agreement also provides that, for as long as Crane owns at least 51% of the shares of common stock purchased under the Agreement, Crane shall be entitled to designate one director on the management slate of nominees to our Board, and that, should our Board be expanded to a number greater than six, then our Board shall be expanded by another seat, and Crane shall be entitled to nominate an additional director.

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of the outstanding securities of ABNH. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our Board of Directors. In connection with the transaction, Crane also received the right to cause us to register Crane’s shares for public resale and the right to include such shares in any future registration of our securities, subject to certain exceptions.

During 2000, we entered into agreements with Crane under which we rent factory space and lease employees for our facility in Dalton, MA. For the years ended December 31, 2002, 2001 and 2000, we paid Crane under these agreements $72,000, $72,000 and $12,000, respectively, for the rental of the factory space and $151,000, $116,000 and $11,000, respectively, for the leased employees. In addition, we paid Crane $5,700 and $50,000 for leasehold improvements on the rental space for the years ended December 31, 2001 and 2000, respectively. On February 28, 2003, we entered into a new agreement with MasterCard which entitles MasterCard to appoint Crane as its second supplier to produce up to 20% of MasterCard’s annual hologram requirements in coordination with us. In addition, the agreement allows MasterCard to appoint Crane as its contingent supplier under certain circumstances.

During 2001, we purchased a technology and patent pending from Mr. D’Amato, which he had developed prior to becoming a director, for a purchase price of $30,000.

Item 14. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures – Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)    Changes in internal controls – There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(3)	Exhibits

See (c) below.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate. (1)

4.2	Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (3)

4.3	Warrant Agreement by and between American Bank Note Holographics, Inc. and American Stock & Transfer Company, dated as of December 18, 2000. (4)

4.4	Form of Warrant Certificate. (4)

4.5	Form of Option Agreement for American Bank Note Holographics, Inc. 1998 Stock Incentive Plan as amended. (5)

4.6	Form of Option Agreement for American Bank Note Holographics, Inc. 2000 Stock Incentive Plan. (5)

4.7	Option Agreement between Dr. Stephen Benton and American Bank Note Holographics, Inc., dated July 20, 1998. (5)

4.8	Option Agreement between Mr. Russell LaCoste and American Bank Note Holographics, Inc., dated October 11, 1999. (5)

10.1	Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998. (1)

10.2	Form of License Agreement. (1)

10.3	Form of Transitional Services Agreement. (1)

10.4	Form of Employee Benefits Allocation Agreement. (1)

10.5	Form of 1998 Stock Incentive Plan. (1)

10.6	Form of 2000 Stock Incentive Plan. (6)

10.7	Form of Defined Contribution Plan. (1)

10.8	Production Agreement between MasterCard International Incorporated and American Bank Note Holographics, Inc., dated as of February 1, 1996. (1)

10.9	Letter Agreement, dated June 29, 1998, between MasterCard International Incorporated and American Bank Note Holographics, Inc., amending the Production Agreement dated as of February 1, 1996. (7)(+)

10.10	Letter Agreement, dated March 3, 1999, between MasterCard International Incorporated and American Bank Note Holographics, Inc., further the Production Agreement dated as of February 1, 1996. (7)

10.11	Loan and Security Agreement, dated as of September 29, 1999, between Foothill Capital Corporation and American Bank Note Holographics, Inc., together With Amendment No. 1 dated December 31, 1999 and letter dated January 4, 2000. (8)

10.12	Employment Agreement, dated April 20, 1999, between Salvatore F. D’Amato And American Bank Note Holographics, Inc. (7)

10.13	Employment Agreement, dated February 3, 1999, between Kenneth H. Traub and American Bank Note Holographics, Inc., as amended on March 20, 2000. (9)

10.14	Employment Agreement, dated April 30, 1999, between Alan Goldstein and American Bank Note Holographics, Inc. (7)

10.15	Employment Agreement, dated September 15, 1999, between Russell LaCoste And American Bank Note Holographics, Inc. (7)

10.16	Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Holographics, Inc. (9)

10.17	Lease Agreement, dated as of January 19, 2001 by and between Crane & Co., Inc. And American Bank Note Holographics, Inc. (9)

10.18	Lease Agreement, dated August 11, 2002, by and between Mark Hankin and HanMar Associates MLP, tenants-in-common and American Bank Note

Holographics, Inc. with Addenda thereto.

10.19	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holgraphics, Inc. and Leonhard Kurz GmbH & Co. KG (10)

10.20	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)(+)

10.21	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz & Co. KG (10)

10.22	Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (+)

23.1	Consent of Ernst & Young LLP

23.2	Consent of Arthur Andersen LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333- 51845).

(2)	Incorporated by reference from the Proxy Statement on Schedule 14A filed on July 3, 2001.

(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 14, 2000.

(4)	Incorporated by reference from the Annual Report on Form 10-K for 2000.

(5)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333- 61602).

(6)	Incorporated by reference from the Proxy Statement on Schedule 14A filed on August 11, 2000.

(7)	Incorporated by reference from the Annual Report on Form 10-K for 1998.

(8)	Incorporated by reference from the Annual Report on Form 10-K for 1999.

(9)	Incorporated by reference from the Annual Report on Form 10-K for 2001.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 13, 2002.

(+)	Portions have been omitted pursuant to a request for confidential treatment.

(d)	Financial Statement Schedules

     See (a)(2) above.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

By: /s/ Kenneth H. Traub Kenneth H. Traub President and Chief Executive Officer

March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth H. Traub Kenneth H. Traub	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ Alan Goldstein Alan Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Salvatore F. D’Amato Salvatore F. D’Amato	Chairman of the Board	March 31, 2003

/s/ Stephen A. Benton Stephen A. Benton	Director	March 31, 2003

/s/ Fred J. Levin Fred J. Levin	Director	March 31, 2003

/s/ Douglas A. Crane Douglas A. Crane	Director	March 31, 2003

/s/ Mark J. Bonney Mark J. Bonney	Director	March 31, 2003

CERTIFICATIONS

I, Kenneth H. Traub, certify that:

1. I have reviewed this annual report on Form 10-K of American Bank Note Holographics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Kenneth H. Traub

Kenneth H. Traub

President and Chief Executive Officer

I, Alan Goldstein, certify that:

1. I have reviewed this annual report on Form 10-K of American Bank Note Holographics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Alan Goldstein

Alan Goldstein
Chief Financial Officer and Chief Accounting Officer

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

INDEX TO FINANCIAL STATEMENTS

ITEM 15(a)

Report of Independent Auditors

To the Board of Directors and Stockholders of
American Bank Note Holographics

We have audited the accompanying balance sheets of American Bank Note Holographics, Inc (the “Company”) as of December 31, 2002 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 1, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense recognized in those periods related to goodwill that are no longer being amortized as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related net (loss) income per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP

New York, New York
March 7, 2003

The following is a copy of the previously issued report of Arthur Andersen LLP dated March 1, 2002, related to their audit of the financial statements of American Bank Note Holographics, Inc., as of and for the two-year period ended December 31, 2001. During 2002, Arthur Andersen LLP ceased operations and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Since American Bank Note Holographics, Inc. is unable to obtain a current manually signed audit report, a copy of Arthur Andersen’s most recent signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
     American Bank Note Holographics, Inc.:

We have audited the accompanying balance sheets of American Bank Note Holographics, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ Arthur Andersen LLP

New York, New York
March 1, 2002

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In Thousands, Except Share Data)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,659	$7,368
Accounts receivable, net of allowance for doubtful accounts of $210 and $75	3,661	3,050
Inventories	2,541	3,267
Deferred income taxes	1,347	1,232
Prepaid expenses	396	702
Other	345	272

Total current assets	16,949	15,891
MACHINERY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS— Net of accumulated depreciation and amortization of $8,505 and $8,458	2,782	5,112
DEFERRED INCOME TAXES	—	143
GOODWILL	—	7,408
OTHER ASSETS	399	32

TOTAL ASSETS	$20,130	$28,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$966	$1,809
Accrued expenses	1,803	2,098
Customer advances	89	100

Total current liabilities	2,858	4,007
DEFERRED INCOME TAXES	830	—

Total liabilities	3,688	4,007

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share, authorized, 40,000,000 shares; shares issued and outstanding 18,483,720 shares	185	185
Additional paid-in capital	23,994	23,994
Retained (deficit) earnings	(7,737)	400

Total stockholders’ equity	16,442	24,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,130	$28,586

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands, Except Per Share Data)

	2002	2001	2000

REVENUE:
Sales	$18,665	$20,016	$19,029
Royalty income	555	466	444

Total revenue	19,220	20,482	19,473

COSTS AND EXPENSES:
Cost of goods sold	8,926	9,962	8,876
Selling and administrative	7,136	7,314	8,085
Research and development	1,143	1,233	928
Depreciation and amortization	800	1,097	1,076
Impairment of goodwill and fixed assets	9,298	—	—

Total costs and expenses	27,303	19,606	18,965

Operating (loss) income	(8,083)	876	508

OTHER INCOME (EXPENSE):
Interest, net	113	258	(512)
Settlement with Former Parent	—	—	519
Settlement of shareholder litigation	—	—	(3,508)
Patent and other settlements	691	—	—

Total other income (expense)	804	258	(3,501)

(LOSS) INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(7,279)	1,134	(2,993)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	858	543	(1,110)

NET (LOSS) INCOME	$(8,137)	$591	$(1,883)

NET (LOSS) INCOME PER SHARE:
Basic and diluted	$(0.44)	$0.03	$(0.12)

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)

	Common Stock
			Additional	Retained
	Shares	Amount	Paid-In	(Deficit)
			Capital	Earnings	Total

BALANCE, JANUARY 1, 2000	13,636	$136	$11,627	$1,692	$13,455
Equity financing	3,388	34	9,109	—	9,143
Issuance of shares in settlement of shareholder litigation	1,460	15	2,859	—	2,874
Issuance of warrants in settlement of shareholder litigation	—	—	399	—	399
Net loss	—	—	—	(1,883)	(1,883)

BALANCE, DECEMBER 31, 2000	18,484	185	23,994	(191)	23,988
Net income	—	—	—	591	591

BALANCE, DECEMBER 31, 2001	18,484	185	23,994	400	24,579
Net loss	—	—	—	(8,137)	(8,137)

BALANCE, DECEMBER 31, 2002	18,484	$185	$23,994	$(7,737)	$16,442

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,137)	$591	$(1,883)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	800	1,097	1,076
Deferred income taxes	858	543	(1,110)
Provisions for doubtful accounts	160	17	81
Deferred financing costs	—	—	235
Impairment of goodwill and fixed assets	9,298	—	—
Non-cash charges relating to the issuance of common stock and warrants	—	—	3,273
Changes in operating assets and liabilities:
Accounts receivable	(771)	(500)	(208)
Inventories	726	(252)	(100)
Prepaid expenses and other	(140)	(171)	296
Accounts payable and accrued expenses	(1,138)	(1,078)	(775)
Customer advances	(11)	(61)	(446)

Net cash provided by operating activities	1,645	186	439

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(354)	(744)	(654)

Net cash used in investing activities	(354)	(744)	(654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit repayment, net	—	—	(74)
Notes payable, net	—	—	(194)
Long-term debt repayment	—	—	(1,000)
Proceeds from equity financing, net of costs	—	—	9,143

Net cash provided by financing activities	—	—	7,875

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,291	(558)	7,660
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,368	7,926	266

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,659	$7,368	$7,926

SUPPLEMENTAL CASH PAYMENTS:
Taxes	$2	$5	$20

Interest	$—	$—	$542

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the “Company” or “ABNH”) was incorporated in the state of Delaware in August 1985. The Company was, until July 20, 1998 (the “Offering Date”), a wholly-owned subsidiary of American Banknote Corporation (the “Former Parent”).

The Company originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

Use of Estimates — The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results may differ materially from those estimates.

Cash and Cash Equivalents — All highly liquid investments (primarily government bonds) with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

Concentrations of Credit Risk — A significant portion of the Company’s accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. At December 31, 2002 and for the year then ended one customer accounted for 40% of the Company’s accounts receivable and 41% of its sales and a second customer accounted for 24% of the Company’s accounts receivable and 11% of its sales. At December 31, 2001 and for the year then ended one customer accounted for 31% of the Company’s accounts receivable and 37% of its sales. The Company establishes its credit polices based on an ongoing evaluation of its customers’ creditworthiness and competitive market conditions and does not require collateral.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. The cost of hologram originations (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process) are charged to cost of goods sold in the period incurred.

Revenue Recognition — The Company recognizes revenue in accordance with the provisions of the Security and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2002 and 2001, accounts receivable from this customer approximated $1.6 million and $1.0 million, respectively.

At both December 31, 2002 and 2001, customer advances approximating $0.1 million represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Effective October 1, 2000, the Company adopted the Emerging Issues Task Force, (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Under the provisions of EITF 00-01, shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $373,000, $370,000, and $377,000 for the years ended December 31, 2002, 2001 and 2000, respectively. All comparative prior period financial statements have been reclassified to reflect this change. The adoption of this EITF has had no impact on the determination of net income (loss).

Royalty Income — The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

Depreciation and Amortization — Machinery and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives ranging from 5 to 15 years.

Amortization of leasehold improvements is computed using the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter.

Long Lived Assets — In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets” and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be recorded at the lower of book value or fair value less cost to sell. In addition, SFAS No. 144 expands the scope of “discontinued operations.” The new rules were applied prospectively beginning January 1, 2002.

During the quarter ended December 31, 2002, the Company recorded a charge for the impairment of long-lived assets of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. The impairment charge, which was recorded under the requirements of SFAS No. 144, represents the full impairment of this long-lived asset on our balance sheet. This asset arose through purchase accounting by the Company’s Former Parent, as it related to the Company, in connection with the Former Parent’s merger in 1990.

Goodwill — In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill should not be amortized but instead tested for impairment on an annual basis, was adopted by the Company on January 1, 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based on the fair value of the Company compared with its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142 the Company completed the transitional impairment test during the quarter ended March 31, 2002, which testing indicated that no adjustment was required upon the adoption of the pronouncement. The Company performed the annual test for impairment required by SFAS No. 142 during the quarter ended December 31, 2002. At that time the fair value (based on quoted market prices) of the Company was found to be less than its carrying amount and as a result, the Company recorded a $7.4 million impairment charge for the year ended December 31, 2002. This charge represents the full impairment of the goodwill on the Company’s balance sheet. This asset arose through purchase accounting by the Company’s Former Parent, as it related to the Company, in connection with the Former Parent’s merger in 1990.

As a result of the adoption of SFAS No. 142, the amortization of goodwill ceased as of January 1, 2002. Had goodwill amortization been recorded in 2002, goodwill amortization expense of $345,000 would have been included in the accompanying statement of operations for the year ended December 31, 2002.

The 2001 and 2000 historical financial statements do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2000, net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 2001 and 2000, would have been as follows (in thousands):

	2001	2000

Net income (loss) as reported	$591	$(1,883)
Add: Goodwill amortization	345	345

Adjusted net income	$936	$(1,538)

Pro forma basic and diluted net income (loss) per share	$0.05	$(0.10)

Warranty Costs — The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.

Research and Development — Research and development costs are expensed as incurred.

Income Taxes — The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Stock-Based Compensation Plans — In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion No. 25, and accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s 2002, 2001 and 2000 net income (loss) and basic and diluted net income (loss) per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss):
As reported	$(8,137)	$591	$(1,883)

Pro forma	$(8,483)	$(124)	$(2,598)

Stock-based employee compensation:
As reported	$—	$—	$—

Pro forma	$346	$715	$715

Basic and diluted net income (loss) per share:
As reported	$(0.44)	$0.03	$(0.12)

Pro forma	$(0.46)	$(0.01)	$(0.17)

Basic and Diluted Net Income (Loss) per Share — Basic net income (loss) per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720, 18,483,720, and 15,421,064 for the years ended December 31, 2002, 2001 and 2000, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the years ended December 31, 2002, 2001 and 2000, the effect of options to purchase 2,318,500 shares, 2,509,500 shares and 2,472,500 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such options would have been antidilutive. For the years ended December 31, 2002 and 2001, the effect of warrants to purchase 863,647 shares and 215,912 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such warrants would have been antidilutive. For the years ended December 31, 2002, 2001 and 2000, the diluted weighted average number of shares outstanding were 18,483,720, 18,483,720 and 15,421,064 respectively.

Business Concentration Risks — Sales to MasterCard were approximately 41%, 37% and 28% of sales for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, accounts receivable from MasterCard approximated $1.6 million and $1.0 million, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. Under the terms of the new agreement, MasterCard is obligated to purchase at least 80% of its holograms from the Company, and has the right to utilize Crane & Co. to produce up to 20% of MasterCard’s annual hologram requirements in coordination with the Company. The new agreement provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006. The Company is currently the exclusive supplier to MasterCard. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards (approximately 50 customers) were approximately 26%, 23% and 19% of sales for the years ended December 31, 2002, 2001 and 2000, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 2002 and 2001, accounts receivable from these customers approximated $1.5 million and $1.0 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Export Sales — Export sales were 27%, 28% and 31% of sales for the years ended December 31, 2002,

2001 and 2000, respectively. All export sales are denominated in United States dollars. At December 31, 2002 and 2001, accounts receivable from these customers approximated $0.5 million and $0.6 million, respectively.

Comprehensive Income — In 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting of comprehensive income and its components. For each of the years ended December 31, 2002, 2001, 2000, there was no difference between the Company’s net income (loss) and comprehensive income (loss).

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at both December 31, 2002 and 2001.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. INVENTORIES

	December 31,

	2002	2001

	(In Thousands)
Finished goods	$1,226	$1,197
Finished goods on consignment with customers	377	287
Work in process	455	1,023
Raw materials	483	760

Inventories	$2,541	$3,267

3. MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,

	2002	2001

	(In Thousands)
Machinery and equipment	$10,205	$12,548
Leasehold improvements	1,082	1,022

	11,287	13,570
Accumulated depreciation and amortization	8,505	8,458

Machinery, equipment and leasehold improvements, net	$2,782	$5,112

Depreciation and amortization of machinery and equipment and leasehold improvements for the years ended December 31, 2002, 2001 and 2000 were $794,000, $749,000 and $732,000, respectively.

During the quarter ended December 31, 2002, the Company recorded an asset impairment charge of $1.9 million to write off fixed assets consisting of master plates which will no longer be used (see Note 1).

4. ACCRUED EXPENSES

	December 31,

	2002	2001

	(In Thousands)
Accrued contract liability	$357	$357
Warranty reserves	605	1,011
Federal, state and local income taxes	66	68
Salaries and wages	520	435
Accrued professional fees	107	181
Other	148	46

	$1,803	$2,098

5. INCOME TAXES

In accordance with a tax allocation agreement in effect through the Offering Date, the Company was included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of its Former Parent and made payments to the Former Parent based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. The Company computed its Federal, state and local income tax provision as if it was filing separate income tax returns, without regard to the tax allocation agreement. During 2000, the Company and the Former Parent reached an agreement, subject to consummation of the Former Parent’s Chapter 11 plan (see Note 7. “Related Party Transactions”). The agreement provides, among other things that the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise and similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities. For periods subsequent to the Offering Date, the Company is filing its own U.S. Federal and state income tax returns.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Provision for (benefit from) income taxes are as follows:

	For the Years Ended
	December 31,

	2002	2001	2000

	(In Thousands)
Current:
Federal	$—	$—	$—
State and local	—	—	—

	—	—	—

Deferred:
Federal	655	423	(817)
State and local	203	120	(293)

	858	543	(1,110)

	$858	$543	$(1,110)

A reconciliation of the taxes on income in 2002, 2001 and 2000 is as follows:

		For the Years Ended
	December 31,

	2002	2001	2000

		(In Thousands)
Tax at statutory rate	$(2,475)	$397	$(1,048)
Amortization and impairment of nondeductible Goodwill and long-lived assets	3,161	122	122
State and local taxes, net of Federal benefit	133	89	(190)
Other	39	(65)	6

	$858	$543	$(1,110)

The tax effects of the items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(In Thousands)
Current deferred tax assets:
Uniform capitalization of inventory	$228	$215
Bad debt reserve	89	32
Warranty reserve	254	425
Inventory obsolescence	492	304
Accrued vacation	79	51
Other liabilities	205	205

Net current deferred tax asset	$1,347	$1,232

Non current deferred tax asset:
Class action settlement reserve	$—	$1,031
Net operating loss carryforward	574	627

	574	1,658
Non current deferred tax liabilities:
Excess tax over book depreciation	(1,404)	(1,515)

Net non current deferred tax (liability) asset	$(830)	$143

At December 31, 2002, the Company has net operating loss carryforwards of approximately $1.4 million, which expire through 2021, available to offset future Federal taxable income. Current or future changes in ownership could limit the availability to use these net operating loss carryforwards.

6. REVOLVING CREDIT AGREEMENT

On August 23, 2000, the Company terminated and repaid all outstanding amounts under the Loan and Security Agreement between the Company and Foothill Capital Corporation (as amended, the “Foothill Loan”), which was entered into on September 29, 1999. Borrowings under the Foothill Loan bore interest at the Lender’s reference rate, as defined, plus 1.5%.

As a result of terminating the Foothill Loan, in 2000, the Company incurred an early termination fee of $0.1 million and wrote-off approximately $0.2 million in unamortized deferred financing costs related to such loans.

During the year ended December 31, 2000, the weighted average interest rate of outstanding borrowings was approximately 9.8%. The average aggregate borrowings during 2000 were approximately $0.9 million.

On December 8, 2000, the Company terminated and repaid $59,000 of notes payable which bore interest at 5.85%.

7. RELATED PARTY TRANSACTIONS

The Company and the Former Parent were related parties until April 4, 1999 at which time the Former Parent’s Chairman and Chief Executive Officer resigned as the Company’s Chairman and Chief Executive Officer.

On December 8, 1999, the Former Parent filed a petition and plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. In connection with negotiations on the Chapter 11 plan, the Company reached an agreement with the Former Parent which provided, among other things, for the Former Parent to be responsible for and pay all asserted and unasserted income, franchise or similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and indemnify the Company with respect to any such liabilities. As a result of the above agreement the Company included in the accompanying statement of operations in 2000, approximately $0.5 million relating to the reversal of accounts payable and accrued expenses due to the Former Parent and affiliates.

8. STOCKHOLDERS’ EQUITY

On June 11, 1998, the Company increased its authorized common stock to 30,000,000 shares and its authorized preferred stock to 5,000,000 shares. On July 20, 1998, the Former Parent completed the sale of 13,636,000 shares of the Company’s common stock in a public offering (the “Offering”), representing its entire investment in the Company. During 2001 and 2002 the Company issued and distributed 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the Company’s common stock, at an exercise price of $6.00 per share in settlement of the class action lawsuit filed against the Company. On August 10, 2001, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of its common stock to 40,000,000 shares.

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

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of the outstanding securities of the Company. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of the Company during a tender or exchange offer if such offer is opposed by the Company’s Board of Directors.

During 2000, the Company entered into additional agreements with Crane under which the Company rents factory space and leases employees for the Company’s facility in Dalton, MA. For the years ended December 31, 2002, 2001 and 2000, the Company paid Crane under these agreements, $72,000, $72,000 and $12,000, respectively, for the rental of factory space and $151,000, $116,000 and $11,000, respectively, for the leased employees. In addition, the Company paid Crane $5,700 and $50,000 for leasehold improvements on the rental space for the years ended December 31, 2001 and 2000, respectively. On February 28, 2003, the Company entered into a new agreement with MasterCard which entitles MasterCard to appoint Crane as its second supplier to produce up to 20% of MasterCard’s annual hologram requirements in coordination with the Company. In addition, the agreement allows MasterCard to appoint Crane as its contingent supplier under certain circumstances.

9. SETTLEMENT AGREEMENT

ABNH and Leonhard Kurz GmbH & Co. KG (“Kurz”) have entered into a Settlement Agreement dated as of July 1, 2002. Pursuant to the Settlement Agreement, Kurz will make payments to ABNH totaling $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in October 2002 in exchange for a release from any past, present and future infringements of ABNH’s demetallizing and hot-stamping patents except for a future use of a specific interpretation of the demetallizing patents which is subject to a royalty based license. ABNH recorded such amounts as other income in the accompanying statement of operations in 2002, net of legal expenses of $280,000 and imputed interest of $50,000.

10. STOCK INCENTIVE PLANS

On August 4, 2000, the Company adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by the Company’s stockholders at the annual meeting on September 12, 2000. On July 20, 1998, the Company adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”, and collectively with the 2000 Plan, the “Plans”). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of the Company. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 909,500 shares of common stock are available for future grants at December 31, 2002 under the Plans. Options to purchase 2,303,500 shares of common stock were outstanding under the Plans at December 31, 2002. Options to purchase an additional 15,000 shares of common stock were outstanding outside the Plans at December 31, 2002. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with the Company, unless otherwise determined by the Board of Directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

A summary of the status of the Company’s outstanding stock options as of December 31, 2002, 2001 and 2000 and changes during the years then ended follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,509,500	$2.58	2,472,500	$2.64	1,420,000	$3.22
Granted	23,000	1.02	188,000	1.83	1,136,500	1.99
Forfeited	(214,000)	2.76	(151,000)	2.69	(84,000)	4.32

Outstanding, end of year	2,318,500	2.55	2,509,500	2.58	2,472,500	2.64

Exercisable, end of year	1,944,124	2.67	1,524,069	2.91	696,666	3.38

Weighted average fair value of options granted during the year	$0.84		$1.52		$1.61

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.68 - $1.07	23,000	9.64	$1.02	0	0
$1.67 - $1.9375	860,500	7.53	$1.86	644,083	$1.85
$2.03125 - $2.50	1,277,833	6.84	$2.31	1,142,874	$2.34
$8.50	157,167	5.55	$8.50	157,167	$8.50

$0.68 - $8.50	2,318,500	7.04	$2.55	1,944,124	$2.67

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected volatility	63.10%	76.84%	70.10%
Risk-free interest rate	3.63% to 4.02%	4.97% to 5.52%	5.23% to 6.60%
Dividend yield	—	—	—
Expected life	7.5 years	7.5 years	7.5 years

11. EMPLOYEE BENEFITS PLANS

Retirement Plans — On October 1, 1999, the Company implemented defined contribution plans for its employees. Aggregate contributions to such plans, which have been charged to the Company’s operations, were approximately $51,000, $48,000 and $46,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Litigation — A consolidated class action complaint against the Company, certain of its former officers and directors, its Former Parent, the four co-lead underwriters of the Offering and Deloitte & Touche LLP, had been filed in the United States District Court for the Southern District of New York (the “Court”). The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Company’s common stock during the class period (July 15, 1998 through February 1, 1999). The complaint sought rescission of the purchase of shares of the Company’s common stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney’s fees. In October 2000, the Company, all other defendants and the plaintiffs entered into a definitive agreement to settle all of the claims that are the subject of the class action, as well as claims asserted against the Former Parent and other defendants in a separate class action. The settlement agreement received the final approval of the Court on December 15, 2000. Under the settlement, the insurance carrier for the Company and the Former Parent paid $12,500,000 and Deloitte & Touche LLP paid $2,350,000. In addition, the Company issued and distributed 1,460,000 shares of its common stock, of which 365,000 shares were issued and distributed in February 2001 and the remaining 1,095,000 shares were issued and distributed in May 2002. ABNH also issued and distributed warrants to purchase 863,647 shares of the Company’s common stock, at an exercise price of $6.00 per share. The warrants will expire on June 18, 2003. The Former Parent also issued and distributed certain of its securities as part of the settlement. In regard to the settlement, the Company recorded a charge to its statement of operations in fourth quarter of 2000 of $3,356,000. Such charge was comprised of the cost of the Company’s common stock issued at the closing price of the stock on the day of final settlement, the value of the warrants issued, which value was determined using the Black-Scholes option pricing model, and other related costs.

During 1991 ABNH entered into a Patent License Agreement (the “License Agreement”), which required ABNH to pay royalties in connection with certain products that ABNH produces. During 2002, the licensor under the License Agreement filed a lawsuit against ABNH in the United States District Court for the Eastern District of Washington, alleging breach of the License Agreement. In December 2002, ABNH entered into a settlement agreement whereby ABNH paid $431,250 on December 31, 2002. The payment satisfied all obligations by ABNH to pay royalties that may have been owed both for the past and the future under the License Agreement. ABNH recorded $231,250 as royalty expense in the accompanying statements of operations to cover allegedly past due royalties and $200,000 will be amortized over the remaining life of the patents, which expire in 2005 and 2007.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 2002, accruals for litigation matters approximated $10,000. As of December 31, 2001, there were no accruals for litigation matters. The Company believes, based on information known at December 31, 2002, that anticipated probable costs of litigation matters as of December 31, 2002 have been adequately provided to the extent determinable.

Indemnification from Former Parent — As described above and in Notes 5 and 7, during 2000, the Company and its Former Parent entered into an agreement, which, among other matters, provide for the indemnification, under certain circumstances, of the Company by the Former Parent. The Former Parent has experienced significant financial difficulty, which may result in its inability to perform under the terms of the indemnification provided, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Product Liability Matters — The Company provides holograms in connection with a wide range of its customers’ products, in which case it is possible that the Company is subject to product liabilities in association with those products or in connection with the holograms used with those products. Although the Company maintains product liability insurance, there can be no assurance that such insurance would be available to cover any such claim or available in amounts sufficient to cover all potential liabilities. As a result, product liability claims could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Leases — The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

Net rental expense was approximately $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, future minimum lease payments under noncancelable operating leases, expiring through 2007, are as follows: $1.1 million in 2003; $0.9 million in 2004; $0.9 million in 2005; $0.9 million in 2006; and $0.8 million in 2007.

Employment Agreements — The Company entered into employment agreements with certain of its current officers, which provide for, among other matters, minimum compensation of approximately $501,000 in 2003, $318,000 in 2004 and $80,000 in 2005. The agreements also provide for bonuses. In connection with these agreements, the Company granted options to acquire 1,273,000 shares of its common stock at prices ranging from $1.75 to $2.50 per share, representing the fair market value of the Company’s common stock on the dates of grant.

Schedule II

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Additions

	Balance,	Charged to	Charged to			Balance,
	Beginning	Costs and	Other			End
Description	of Year	Expenses	Accounts	Deductions		of Year

	(In Thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts
receivable)	$75	$160		$25	(1)	$210

Allowance for obsolescence (deducted from inventory)	$725	$710		$264		$1,171

Year ended December 31, 2001:
Allowance for doubtful accounts (deducted from accounts receivable)	$75	$17		$17	(1)	$75

Allowance for obsolescence (deducted from inventory)	$678	$300		$253		$725

Year ended December 31, 2000:
Allowance for doubtful accounts (deducted from accounts receivable)	$390	$81		$396	(1)	$75

Allowance for obsolescence (deducted from inventory)	$2,806	$244		$2,372		$678

(1)	Accounts deemed to be uncollectible, net of recoveries.

S-1