Form 10-Q
period 2003-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2003-05-14
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.

[X] Yes       [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   [ ]Yes    [X] No

The aggregate number of shares of common stock, $.01 par value, outstanding on May 5, 2003 was 18,483,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$9,497	$8,659
Accounts receivable, net of allowance for doubtful accounts of $210	2,892	3,661
Inventories	2,570	2,541
Deferred income taxes	1,349	1,347
Prepaid expenses	267	396
Other	265	345

Total current assets	16,840	16,949
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $8,683 and $8,505	2,732	2,782
Other assets	309	399

Total Assets	$19,881	$20,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$377	$966
Accrued expenses	1,776	1,803
Customer advances	73	89

Total current liabilities	2,226	2,858
Deferred income taxes	994	830

Total liabilities	3,220	3,688

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185
Additional paid-in-capital	23,994	23,994
Accumulated deficit	(7,518)	(7,737)

Total Stockholders’ Equity	16,661	16,442

Total Liabilities and Stockholders’ Equity	$19,881	$20,130

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Sales	$4,538	$4,620
Royalty income	44	115

	4,582	4,735
Costs and expenses:
Cost of goods sold	2,016	2,314
Selling and administrative	1,763	1,819
Research and development	268	313
Depreciation and amortization	179	195

	4,226	4,641

Operating income	356	94
Interest income	25	23

Income before provision for income taxes	381	117
Provision for income taxes	162	50

Net income	$219	$67

Net income per share:
Basic and diluted	$0.01	$—

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$219	$67
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	179	195
Deferred income taxes	162	50
Changes in operating assets and liabilities:
Accounts receivable	769	(189)
Inventories	(29)	219
Prepaid expenses and other	298	194
Accounts payable and accrued expenses	(616)	(713)
Customer advances	(16)	(8)

Net cash provided by (used in) operating activities	966	(185)

Cash flows from investing activities:
Capital expenditures	(128)	(134)

Net cash used in investing activities	(128)	(134)

Increase (decrease) in cash and cash equivalents	838	(319)
Cash and cash equivalents, beginning of period	8,659	7,368

Cash and cash equivalents, end of period	$9,497	$7,049

Supplemental cash payments:
Taxes	$5	$17

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $75,000 and $86,000 for the three months ended March 31, 2003 and 2002, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three months ended March 31, 2003 and 2002. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended March 31, 2003 and 2002, the diluted number of weighted average shares outstanding was 18,484,071 and 18,487,457, respectively, which includes dilutive stock options of 351 shares and 3,737 shares, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 12% and 39% of sales for the three months ended March 31, 2003 and 2002, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At March 31, 2003 and December 31, 2002, accounts receivable from this customer totaled $0.6 million and $1.6 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 31% and 21% of sales for the three months ended March 31, 2003 and 2002, respectively. Sales of VISA holograms for the three months ended March 31, 2003 include sales of a new VISA hologram which the Company developed and commenced selling in this period. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.6 and $1.5 million at March 31, 2003 and December 31, 2002, respectively.

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

STOCK-BASED COMPENSATION PLANS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share data)
Net income, as reported	$219		$67
Add: Non-cash employee compensation, as reported	—		—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	13		86

Pro forma, net income (loss)	$206		$(19)

Basic and diluted net income per share, as reported	$0.01		$—

Basic and diluted net income (loss) per share, pro forma	$0.01	$	(—)

WARRANTY COSTS

The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience. Changes in the Company’s product warranty during the three months ended March 31, 2003 are as follows (in thousands):

Balance at January 1, 2003	$160
Warranties issued	40
Settlements made	(37)

Balance at March 31, 2003	$163

NOTE B — INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note A)
Finished goods	$1,272	$1,226
Finished goods on consignment with customers	215	377
Work in process	712	455
Raw materials	371	483

	$2,570	$2,541

NOTE C — COMMITMENTS AND CONTINGENCIES

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, could have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE D — STOCK REPURCHASE PLAN

On March 17, 2003, the Company’s board of directors authorized the repurchase of up to $2.0 million of our outstanding common stock. Under the terms of the repurchase plan, the Company is authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant, over a period of twelve months. The stock repurchase will not commence prior to the release of our first quarter 2003 financial results. Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

The Company originates, mass-produces and markets holograms. The Company’s holograms are used primarily for security applications such as counterfeiting protection for credit and other transaction cards, identification cards and documents of value, as well as for tamper resistance and authentication of high-value consumer and industrial products. The Company also produces non-secure holograms for packaging and promotional applications. The Company’s sales of holograms for security applications generally carry higher gross margins than sales for non-security applications.

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 12% and 39% of sales for the three months ended March 31, 2003 and 2002, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. Sales of VISA holograms to manufacturers of VISA credit cards were approximately 31% and 21% of sales for the three months ended March 31, 2003 and 2002, respectively. Sales of VISA holograms for the three months ended March 31, 2003 include sales of a new VISA hologram which the Company developed and commenced selling in this period. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2003 and December 31, 2002, accounts receivable from this customer totaled $0.6 million and $1.6 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

Sales. Sales decreased by $0.1 million, or 1.8%, from $4.6 million for the three months ended March 31, 2002 to $4.5 million for the three months ended March 31, 2003. The decrease was due to a decrease in sales of holograms for credit cards of $1.1 million primarily resulting from MasterCard deferring orders until after February 28, 2003, the effective date of the new agreement between the Company and MasterCard, partially offset by an increase of $1.0 million for sales of non credit card security holograms.

Royalty Income. Royalty income decreased $71,000 from $115,000 for the three months ended March 31, 2002 to $44,000 for the same period in 2003, due to the expiration of a patent license agreement during the current period.

Cost of Goods Sold. Cost of goods sold decreased by $0.3 million, from $2.3 million for the three months ended March 31, 2002 to $2.0 million for the three months ended March 31, 2003. As a percentage of sales, cost of goods sold decreased from 50.1% in the three months ended March 31, 2002 to 44.4% for the same period in 2003. The decrease of 6% is primarily due to a change in product mix and a decrease in production costs in the current period resulting from decreases in factory personnel and overhead costs.

Selling and Administrative. Selling and administrative expenses decreased $0.1 million from $1.8 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003. As a percentage of sales, selling and administrative expenses decreased from 39.4% for the three months ended March 31, 2002 to 38.9% for the current period. The decrease was primarily due to decreases in administrative salaries and benefits of $0.1 million and professional fees of $0.1 million partially offset by increases in selling salaries and benefits of $0.1 million.

Research and Development. Research and development expenses decreased $45,000 from $313,000 for the three months ended March 31, 2002 to $268,000 for the same period in 2003. As a percentage of sales, research and development expenses decreased from 6.8% in the three months ended March 31, 2002 to 5.9% in the current period. The decrease is primarily due to a decrease in research and development testing expense in the current period.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income. Interest income remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had $9.5 million in cash and cash equivalents and working capital of $14.6 million.

The Company’s operating activities provided cash of $1.0 million for the three months ended March 31, 2003, compared to $0.2 million of cash used for the three months ended March 31, 2002. Cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities were $0.6 million in the three months ended March 31, 2003. Cash flows provided by changes in operating assets and liabilities were $0.4 million in the three months ended March 31, 2003 primarily due to decreases in accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses. For the three months ended March 31, 2002, cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities provided cash of $0.3 million and changes in operating assets and liabilities used cash of $0.5 million.

Investing activities for the three months ended March 31, 2003 and 2002 used cash of $128,000 and $134,000, respectively, for capital expenditures.

There were no financing activities for the three-month periods ended March 31, 2003 and 2002.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

The following table quantifies the Company’s future obligations at March 31, 2003 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

Lease obligations	$4,391	$1,055	$1,829	$1,507	$—
Employment contracts	899	501	398	—	—

	$5,290	$1,556	$2,227	$1,507	$—

On March 17, 2003, the Company’s board of directors authorized the repurchase of up to $2.0 million of our outstanding common stock. Under the terms of the repurchase plan, the Company is authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant, over a period of twelve months. The stock repurchase will not commence prior to the release of our first quarter 2003 financial results. Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice.

SPECIAL NOTE REGARDING FORWARD — LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such “forward-looking” statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such “forward-looking” statements. Such factors are more fully described under the caption “Business – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which should be considered in connection with a review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this quarterly report the Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information to be filed in this quarterly report has been made known to them in a timely manner. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

Current report on Form 8-K dated April 3, 2003, reporting the Company’s results of operations for the quarter and year ended December 31, 2002 and the approval by the Company’s board of directors of a stock repurchase plan.

SIGNATURES

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Alan Goldstein Alan Goldstein Vice President, Chief Financial Officer and Chief Accounting Officer