Form 10-Q
period 2003-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2003-08-12
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

X	Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The aggregate number of shares of common stock, $.01 par value, outstanding on August 8, 2003 was 18,483,720.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED BALANCE SHEETS
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
FORM OF INDEMNIFICATION AGREEMENT
CERTIFICATION OF KENNETH H. TRAUB
CERTIFICATION OF ALAN GOLDSTEIN
CERTIFICATION OF KENNETH H. TRAUB
CERTIFICATION OF ALAN GOLDSTEIN

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

INDEX

PAGE
NO.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	3
Unaudited Condensed Statements of Operations For the Three and Six Months Ended June 30, 2003 and 2002	4
Unaudited Condensed Statements of Cash Flows For the Six Months Ended June 30, 2003 and 2002	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Securities Holders	12
Item 6. Exhibits and Reports on Form 8-K	12

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$9,411	$8,659
Accounts receivable, net of allowance for doubtful accounts of $210	3,395	3,661
Inventories	2,558	2,541
Deferred income taxes	1,247	1,347
Prepaid expenses	140	396
Other	274	345

Total current assets	17,025	16,949
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $8,865 and $8,505	2,608	2,782
Other assets	218	399

Total Assets	$19,851	$20,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$357	$966
Accrued expenses	1,630	1,803
Customer advances	103	89

Total current liabilities	2,090	2,858
Deferred income taxes	980	830

Total liabilities	3,070	3,688

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185
Additional paid-in-capital	23,994	23,994
Accumulated deficit	(7,398)	(7,737)

Total Stockholders’ Equity	16,781	16,442

Total Liabilities and Stockholders’ Equity	$19,851	$20,130

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Sales	$4,275	$4,836	$8,813	$9,456
Royalty income	3	215	47	330

	4,278	5,051	8,860	9,786
Costs and expenses:
Cost of goods sold	1,988	2,506	4,004	4,820
Selling and administrative	1,628	1,839	3,391	3,658
Research and development	296	300	564	613
Depreciation and amortization	184	197	363	392

	4,096	4,842	8,322	9,483

Operating income	182	209	538	303
Interest income	26	24	51	47

Income before provision for income taxes	208	233	589	350
Provision for income taxes	88	99	250	149

Net income	$120	$134	$339	$201

Net income per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.01

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$339	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	392
Deferred income taxes	250	149
Provision for doubtful accounts	—	25
Changes in operating assets and liabilities:
Accounts receivable	266	119
Inventories	(17)	705
Prepaid expenses and other	505	176
Accounts payable and accrued expenses	(782)	(1,149)
Customer advances	14	10

Net cash provided by operating activities	938	628

Cash flows from investing activities:
Capital expenditures	(186)	(265)

Net cash used in investing activities	(186)	(265)

Increase in cash and cash equivalents	752	363
Cash and cash equivalents, beginning of period	8,659	7,368

Cash and cash equivalents, end of period	$9,411	$7,731

Supplemental cash payments:
Taxes	$5	$17

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $90,000 and $165,000 for the three and six months ended June 30, 2003, respectively, and $105,000 and $191,000 for the three and six months ended June 30, 2002, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three and six months ended June 30, 2003 and 2002, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and six months ended June 30, 2003 the diluted number of weighted average shares outstanding was 18,499,332 and 18,487,691, respectively, which includes dilutive stock options of 15,612 shares and 3,971 shares, respectively. For the three and six months ended June 30, 2002, the diluted number of weighted average shares outstanding was the same as the basic number of weighted average shares outstanding because the exercise price of the outstanding stock options and warrants was greater than the average market value of the underlying common stock for the period, making them antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 25% and 35% of sales for the three months ended June 30, 2003 and 2002, respectively, and 18% and 37% of sales for the six months ended June 30, 2003 and 2002, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At June 30, 2003 and December 31, 2002 accounts receivable from this customer totaled $1.0 million and $1.6 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 28% and 25% of sales for the three months ended June 30, 2003 and 2002, respectively, and 30% and 23% of sales for the six months ended June 30, 2003 and 2002, respectively. Sales of VISA holograms for the six months ended June 30, 2003 include sales of a new VISA hologram which the Company developed and commenced selling in this period. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.3 million and $1.5 million at June 30, 2003 and December 31, 2002, respectively.

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

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$120	$134	$339	$201
Add: Non-cash employee compensation, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	26	86	39	173

Pro forma, net income	$94	$48	$300	$28

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Basic and diluted net income per share, as reported	$0.01	$0.01	$0.02	$0.01

Basic and diluted net income per share, pro forma	$0.01	$0.00	$0.02	$0.00

WARRANTY COSTS

The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. The Company’s product warranty provision is included in accrued expenses on the accompanying balance sheets. Changes in the Company’s product warranty during the six months ended June 30, 2003 are as follows (in thousands):

Balance at January 31, 2003	$510
Warranties provided	80
Settlements made	(77)

Balance at June 30, 2003	$513

NOTE B — INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

	(Unaudited)
Finished goods	$1,021	$1,226
Finished goods on consignment with customers	213	377
Work in process	870	455
Raw materials	454	483

	$2,558	$2,541

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

NOTE D – STOCK REPURCHASE PLAN

On March 17, 2003, the Company’s board of directors authorized the repurchase of up to $2.0 million of the Company’s outstanding common stock. The Company is authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant. Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice. As of July 28, 2003, there have been no repurchases of the Company’s common stock.

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

Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries have utilized holograms as authentication devices to reduce potential losses. Also, concerns over counterfeiting and copying have led to the use of holograms on documents of value, including currency, passports, business cheques, gift certificates, vouchers, certificates of deposit, stamps (postage and revenue), tickets and other financial instruments.

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards. Variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 25% and 35% of sales for the three months ended June 30, 2003 and 2002, respectively, and 18% and 37% of sales for the six months ended June 30, 2003 and 2002, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The new agreement expires in February 2008, subject to automatic renewal if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 28% and 25% of sales for the three months ended June 30, 2003 and 2002 respectively, and 30% and 23% of sales for the six months ended June 30, 2003 and 2002, respectively. Sales of VISA holograms for the six months ended June 30, 2003 include sales of a new VISA hologram which the Company developed and commenced selling in this period. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 2003 and December 31, 2002, accounts receivable from this customer totaled $1.0 million and $1.6 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002

Sales. Sales decreased by $0.5 million, or 11.6%, from $4.8 million for the three months ended June 30, 2002 to $4.3 million for the three months ended June 30, 2003. The decrease was due to a decrease in sales to MasterCard of $0.6 million which was partially offset by an increase in sales to other customers of $0.1 million.

Royalty Income. Royalty income for the three months ended June 30, 2003 decreased $0.2 million from the three months ended June 30, 2002 due to the expiration of a patent license agreement.

Cost of Goods Sold. Cost of goods sold decreased by $0.5 million, from $2.5 million for the three months ended June 30, 2002 to $2.0 million for the three months ended June 30, 2003. As a percentage of sales, cost of goods sold decreased from 51.8% in the three months ended June 30, 2002 to 46.5% for the same period in 2003. The decrease of 5% is primarily due to decreases in provisions for warranty, obsolescence and royalties.

Selling and Administrative. Selling and administrative expenses decreased $0.2 million from $1.8 million for the three months ended June 30, 2002 to $1.6 million for the three months ended June 30, 2003. As a percentage of sales, selling and administrative expenses decreased from 38.5% for the three months ended June 30, 2002 to 38.1% for the current period. The decrease was primarily due to decreases in selling and administrative salaries and benefits resulting from lower headcount and decreases in other selling and administrative expenses.

Research and Development. Research and development expenses remained relatively unchanged.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income. Interest income remained relatively unchanged.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

Sales. Sales decreased by $0.7 million, or 6.8%, from $9.5 million for the six months ended June 30, 2003 to $8.8 million for the six months ended June 30, 2002. The decrease was due to a decrease in sales to MasterCard of $1.9 million which was partially offset by an increase in sales of identification products of $0.7 million and an increase in sales to other customers of $0.5 million. The Company believes the decline in orders from MasterCard is a temporary condition and expects sales to MasterCard to be higher in the second half of 2003 than they were in the first half of 2003.

Royalty Income. Royalty income for the six months ended June 30, 2003 decreased $0.3 million from the six months ended June 30, 2002 due to the expiration of a patent license agreement.

Cost of Goods Sold. Cost of goods sold decreased by $0.8 million, from $4.8 million for the six months ended June 30, 2002 to $4.0 million for the six months ended June 30, 2003. As a percentage of sales, cost of goods sold decreased from 51.0% in the six months ended June 30, 2002 to 45.4% for the same period in 2003. The decrease of 6% is primarily due to decreases in provisions for warranty, obsolescence and royalties of 3% and a decrease in production costs of 3% related to a change in product mix and decreases in factory personnel and overhead.

Selling and Administrative. Selling and administrative expenses decreased $0.3 million from $3.7 million for the six months ended June 30, 2002 to $3.4 million for the six months ended June 30, 2003. As a percentage of sales, selling and administrative expenses decreased from 38.7% for the six months ended June 30, 2002 to 38.5% for the six months ended June 30, 2003. The decrease was primarily due to decreases in selling and administrative salaries and benefits due to lower head count of $0.1 million and decreases in other selling and administrative expenses of $0.2 million primarily related to professional fees, travel and show expenses.

Research and Development. Research and development expenses decreased $49,000 from $613,000 for the six months ended June 30, 2002 to $564,000 for the same period in 2003. The decrease was primarily due to a decrease in research and development testing expenses.

Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Interest Income. Interest income remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had $9.4 million in cash and cash equivalents and working capital of $14.9 million.

The Company’s operating activities provided cash of $0.9 million for the six months ended June 30, 2003, compared to providing cash of $0.6 million for the six months ended June 30, 2002. Cash flows provided by net income and non cash adjustments increased $0.2 million in the six months ended June 30, 2003 from the comparable period in 2002. Cash flows resulting from changes in operating assets and liabilities increased by $0.1 million in the six months ended June 30, 2003 from the six months ended June 30, 2002.

Investing activities for the six months ended June 30, 2003 and 2002 used cash of $186,000 and $265,000, respectively, for capital expenditures.

There were no financing activities for the six month periods ended June 30, 2003 and 2002.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

The following table quantifies the Company’s future obligations at June 30, 2003 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

Lease obligations	$4,113	$1,006	$1,823	$1,284	$—
Employment contracts	870	552	318	—	—

	$4,983	$1,558	$2,141	$1,284	$—

On March 17, 2003, the Company’s board of directors authorized the repurchase of up to $2.0 million of the Company’s outstanding common stock. The Company is authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant. Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice. As of July 28, 2003, there have been no repurchases of the Company’s common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 26, 2003, the Company held its annual meeting of stockholders. For more information on the following proposals, refer to the Company’s proxy statement dated May 28, 2003, the relevant portions of which are incorporated herein by reference.

1.	The stockholders elected each of the five nominees to the Company’s Board of Directors who will serve until the 2004 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Withheld

Kenneth H. Traub	16,898,077	780,725
Salvatore F. D’Amato	17,622,808	55,994
Stephen A. Benton	17,622,808	55,994
Fred J. Levin	17,622,808	55,994
Douglas A. Crane	17,622,992	55,810
Mark J. Bonney	17,622,808	55,994

2.	The stockholders ratified the selection of Ernst & Young LLP as the independent auditors of the Company:

For	17,623,090
Against	33,925
Abstain	21,787
Broker No Vote	0

Total	17,678,802

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 Form of Indemnification Agreement between the Company and its directors and officers.

31.1 Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Alan Goldstein pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current report on Form 8-K dated May 14, 2003, reporting the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

By: /s/ Kenneth H. Traub Kenneth H. Traub President and Chief Executive Officer

By: /s/ Alan Goldstein Alan Goldstein Vice President, Chief Financial Officer and Chief Accounting Officer

Date: August 12, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Indemnification Agreement between the Company and its directors and officers.
31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Alan Goldstein pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.