Form 10-Q
period 2003-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2003-11-13
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

The aggregate number of shares of common stock, $.01 par value, outstanding on November 7, 2003 was 18,483,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$10,531	$8,659
Accounts receivable, net of allowance for doubtful accounts of $180 and $210	3,214	3,661
Inventories	2,210	2,541
Deferred income taxes	1,237	1,347
Prepaid expenses	462	396
Other	274	345
Total current assets	17,928	16,949
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,048 and $8,505	2,440	2,782
Other assets	128	399

Total Assets	$20,496	$20,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$569	$966
Accrued expenses	1,545	1,803
Customer advances	113	89
Total current liabilities	2,227	2,858
Deferred income taxes	1,190	830
Total liabilities	3,417	3,688

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185
Additional paid-in-capital	23,994	23,994
Accumulated deficit	(7,100)	(7,737)
Total Stockholders’ Equity	17,079	16,442

Total Liabilities and Stockholders’ Equity	$20,496	$20,130

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Sales	$4,629	$4,712	$13,442	$14,168
Royalty income	—	133	47	463
	4,629	4,845	13,489	14,631
Costs and expenses:
Cost of goods sold	2,090	2,032	6,094	6,852
Selling and administrative	1,520	1,759	4,911	5,417
Research and development	339	243	903	856
Depreciation and amortization	184	203	547	595
	4,133	4,237	12,455	13,720

Operating income	496	608	1,034	911

Other income:
Interest income	22	29	73	76
Patent settlement	—	570	—	570
	22	599	73	646

Income before provision for income taxes	518	1,207	1,107	1,557
Provision for income taxes	220	513	470	662

Net income	$298	$694	$637	$895

Net income per share:
Basic and diluted	$0.02	$0.04	$0.03	$0.05

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$637	$895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	547	595
Deferred income taxes	470	662
Provision for doubtful accounts	(30)	25
Changes in operating assets and liabilities:
Accounts receivable	477	(211)
Inventories	331	1,025
Prepaid expenses and other	272	(640)
Accounts payable and accrued expenses	(655)	(875)
Customer advances	24	(1)

Net cash provided by operating activities	2,073	1,475

Cash flows from investing activities:
Capital expenditures	(201)	(306)

Net cash used in investing activities	(201)	(306)

Increase in cash and cash equivalents	1,872	1,169
Cash and cash equivalents, beginning of period	8,659	7,368

Cash and cash equivalents, end of period	$10,531	$8,537

Supplemental cash payments:
Taxes	$5	$17

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $105,000 and $270,000 for the three and nine months ended September 30, 2003, respectively, and $91,000 and $310,000 for the three and nine months ended September 30, 2002, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three and nine months ended September 30, 2003 and 2002, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and nine months ended September 30, 2003 the diluted number of weighted average shares outstanding was 18,608,109 and 18,509,767, respectively, which includes dilutive stock options of 124,389 shares and 26,047 shares, respectively. For the three and nine months ended September 30, 2002, the diluted number of weighted average shares outstanding was the same as the basic number of weighted average shares outstanding because the exercise price of the outstanding stock options and warrants was greater than the average market value of the underlying common stock for the period, making them antidilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 45% and 42% of sales for the three months ended September 30, 2003 and 2002, respectively, and approximately 28% and 39% of sales for the nine months ended September 30, 2003 and 2002, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended.  The Company and MasterCard entered into an amendment to the agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At September 30, 2003 and December 31, 2002 accounts receivable from this customer totaled $1.5 million and $1.6 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 34% and 26% of sales for the three months ended September 30, 2003 and 2002, respectively, and 31% and 24% of sales for the nine months ended September 30, 2003 and 2002, respectively. Sales of VISA holograms for the nine months ended September 30, 2003 include sales of a new VISA hologram which the Company developed and commenced selling in this period. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.2 million and $1.5 million at September 30, 2003 and December 31, 2002, respectively.

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

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$298	$694	$637	$895
Add: Non-cash employee compensation, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	12	50	34	159
Pro forma, net income	$286	$644	$603	$736

Basic and diluted net income per share, as reported	$0.02	$0.04	$0.03	$0.05
Basic and diluted net income per share, pro forma	$0.02	$0.03	$0.03	$0.04

WARRANTY COSTS

The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year.  Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary.  The Company’s product warranty provision is included in accrued expenses on the accompanying balance sheets. Changes in the Company’s product warranty provision during the nine months ended September 30, 2003 are as follows (in thousands):

Balance at January 1, 2003	$510
Warranties provided	120
Settlements made	(160)
Balance at September 30, 2003	$470

NOTE B - INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)

Finished goods	$920	$1,226
Finished goods on consignment with customers	299	377
Work in process	569	455
Raw materials	422	483
	$2,210	$2,541

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company currently and from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, could have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE D – STOCK REPURCHASE PLAN

On March 17, 2003, the Company’s board of directors authorized the repurchase of up to $2.0 million of the Company’s outstanding common stock. The Company is authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant.    Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice. As of October 31, 2003, there have been no repurchases of the Company’s common stock.

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards. Variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 45% and 42% of sales for the three months ended September 30, 2003 and 2002, respectively, and 28% and 39% of sales for the nine months ended September 30, 2003 and 2002, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The Company and MasterCard entered into an amendment to the agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party. Sales to manufacturers of VISA credit cards were approximately 34% and 26% of sales for the three months ended September 30, 2003 and 2002, respectively, and 31% and 24% of sales for the nine months ended September 30, 2003 and 2002, respectively. Sales of VISA holograms for the nine months ended September 30, 2003 include sales of a new VISA hologram which the Company developed and commenced selling in this period. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 2003 and December 31, 2002, accounts receivable from this customer totaled $1.5 million and $1.6 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Sales.  Sales decreased by $0.1 million, or 1.8%, from $4.7 million for the three months ended September 30, 2002 to $4.6 million for the three months ended September 30, 2003.  The decrease was due to a decrease in sales of non-credit card security holograms.

Royalty Income.  Royalty income for the three months ended September 30, 2003 decreased $0.1 million from the three months ended September 30, 2002 due to the expiration of a patent license agreement.

Cost of Goods Sold.  Cost of goods sold increased by $0.1 million, from $2.0 million for the three months ended September 30, 2002 to $2.1 million for the three months ended September 30, 2003.  As a percentage of sales, cost of goods sold increased from 43.1% in the three months ended September 30, 2002 to 45.1% for the same period in 2003.  The increase of 2% is primarily due to a vendor reimbursement of 9% that did not recur in 2003 partially offset by decreases of 7% in provisions for warranty, obsolescence and royalties.

Selling and Administrative.  Selling and administrative expenses decreased $0.2 million from $1.7 million for the three months ended September 30, 2002 to $1.5 million for the three months ended September 30, 2003. As a percentage of sales, selling and administrative expenses decreased from 37.3% for the three months ended September 30, 2002 to 32.8% for the current period.   The decrease was primarily due to a decrease in selling salaries and benefits of $0.1 million and decreases in other selling and administrative expenses of $0.1 million, primarily related to professional fees, travel and show expenses.

Research and Development.  Research and development expenses increased $96,000 from $243,000 for the three months ended September 30, 2002 to $339,000 for the same period in 2003. The increase was primarily due to an increase in research and development testing expenses.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Sales.  Sales decreased by $0.7 million, or 5.1%, from $14.2 million for the nine months ended September 30, 2003 to $13.5 million for the nine months ended September 30, 2002.  The decrease was due to a decrease in sales to MasterCard of $1.9 million which was partially offset by an increase in sales of identification products of $0.7 million and an increase in sales to other customers of $0.5 million.

Royalty Income.  Royalty income for the nine months ended September 30, 2003 decreased $0.4 million from the nine months ended September 30, 2002 due to the expiration of a patent license agreement.

Cost of Goods Sold.  Cost of goods sold decreased by $0.8 million, from $6.9 million for the nine months ended September 30, 2002 to $6.1 million for the nine months ended September 30, 2003.  As a percentage of sales, cost of goods sold decreased from 48.4% in the nine months ended September 30, 2002 to 45.3% for the same period in 2003.  The decrease of 3% is primarily due to decreases in provisions for warranty, obsolescence and royalties of 4% and lower production costs of 2% offset by a vendor reimbursement of 3% that did not recur in the 2003.

Selling and Administrative.  Selling and administrative expenses decreased $0.5 million from $5.4 million for the nine months ended September 30, 2002 to $4.9 million for the nine months ended September 30, 2003. As a percentage of sales, selling and administrative expenses decreased from 38.2% for the nine months ended September 30, 2002 to 36.5% for the nine months ended September 30, 2003. The decrease was primarily due to decreases in selling and administrative salaries and benefits due to lower head count of $0.2 million and decreases in other selling and administrative expenses of $0.3 million primarily related to professional fees, travel and show expenses.

Research and Development.  Research and development expenses increased $47,000 from $856,000 for the nine months ended September 30, 2002 to $903,000 for the same period in 2003. The increase was primarily due to an increase in research and development testing expenses.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had $10.5 million in cash and cash equivalents and working capital of $15.7 million.

The Company’s operating activities provided cash of $2.1 million for the nine months ended September 30, 2003, compared to $1.5 million for the nine months ended September 30, 2002.  Cash flows provided by net income and non cash adjustments decreased $0.6 million in the nine months ended September 30, 2003 from the comparable period in 2002.  Cash flows resulting from changes in operating assets and liabilities increased by $1.2 million in the nine months ended September 30, 2003 from the nine months ended September 30, 2002.

Investing activities for the nine months ended September 30, 2003 and 2002 used cash of $201,000 and $306,000, respectively, for capital expenditures.

There were no financing activities for the nine month periods ended September 30, 2003 and 2002.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007.  The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

The following table quantifies the Company’s future obligations at September 30, 2003 (in thousands):

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Lease obligations	$3,842	$965	$1,817	$1,060	$—
Employment contracts	602	363	239	—	—
	$4,444	$1,328	$2,056	$1,060	$—

On March 17, 2003, the Company’s board of directors authorized the repurchase of up to $2.0 million of the Company’s outstanding common stock. The Company is authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant.  Depending on market conditions and other factors, these purchases may be suspended or resumed at any time or from time-to-time without prior notice. As of October 31, 2003, there have been no repurchases of the Company’s common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.  There were no changes in our internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits

10.1             Amendment No. 1 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc., made as of September 29, 2003 (Portions have been omitted pursuant to a request for confidential treatment).

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

32.1             Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                       Reports on Form 8-K

Current report on Form 8-K dated August 11, 2003, reporting the Company’s results of operations for the quarter ended June 30, 2003.

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

Date: November 13, 2003