Form 10-K
period 2003-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2004-03-23
CIK 1052489

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of to

Commission File No. 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3317668 (IRS Employer Identification No.)
399 EXECUTIVE BOULEVARD ELMSFORD, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

(914) 592-2355
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003, was approximately $15,818,400. Shares of common stock held by each officer and director and by each person who controls 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The aggregate number of shares of common stock, $.01 par value, outstanding on March 12, 2004 was 18,483,720.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

2003 Form 10-K

Table of Contents

Part I.

Item 1. BUSINESS.

        American Bank Note Holographics, Inc. ("ABNH" or the "Company") originates, produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection and authentication of transaction cards, identification cards, documents of value and consumer products. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are used by over 150 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Quaker State and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for design and promotional applications.

        We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

  •
  our reputation as a quality supplier of secure holograms with over 20 years of experience in the industry,

  •
  our expertise in holographic technology and production techniques,

  •
  our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit, and

  •
  our ISO 9001:2000 certified manufacturing facilities, which allow us to mass produce high-quality holograms in a secure environment.

The Holography Industry

        A hologram is a unique type of image that is created through the diffraction of light at pre-determined angles to create various visual effects. Holograms are created with special laser configurations and do not use ink, so that a holographic image is readily distinguishable from a traditionally printed or copied image. When a hologram is viewed from different angles, the viewer is able to see features such as depth and movement, which is not typically possible in normal two-dimensional photographs. Holograms can also include information that is detectable only with the aid of special devices.

        The holography industry is divided into two main sectors: security and non-security.

Security

        The security sector of the holographic industry includes products that protect and authenticate transaction cards, documents of value, consumer and industrial products and identification cards. Using holography, each customer can develop its own unique hologram with which to identify and protect its product. Holograms provide the following major benefits as security devices:

  •
  difficult to copy—holograms cannot be copied with conventional copying equipment such as color copiers or scanners. The unique properties and high resolution of a security hologram make it extremely difficult to replicate even with specialized equipment and expertise.

  •
  overt features—the unique visual aspects of a hologram are easily recognizable, making authentication of products and documents practical for the general public without special machinery, equipment or training. Overt features that we offer include:

  •
  3-D Imagery—an image that has three dimensions and gives the illusion of depth or varying distances.

  •
  TrueColor- a holographic image that gives the illusion of color.

  •
  Parallax—images created on different planes that move in relation to one another when viewed from different angles.

  •
  Secondary Flip Image—an image that appears and disappears when viewed at certain angles.

  •
  Diffractive Mercurial—a bright, sharp, color shifting two-dimensional image.

  •
  Animation—a two or three-dimensional image that gives the illusion of motion.

  •
  covert features—hidden features that can only be detected with high-powered microscopes or specialized readers can be incorporated into a hologram to make it more difficult to counterfeit and support forensic investigation. Covert features that we offer include:

  •
  Hidden Latent Image—a hidden element within a holographic image that is machine-readable only with a proprietary reader.

  •
  HoloScan™—a hidden machine readable code within a holographic image that can only be viewed with a proprietary reader.

  •
  Micro Imagery—text or a logo within a holographic image that is visible only under magnification.

  •
  Nano Imagery—microscopic text or a logo within a holographic image that is visible only with high-powered magnification.

  •
  physical features—features that can be combined with holographic materials to increase the security of the holographic product. Physical features that we offer include:

  •
  Micro-demetallization—a feature whereby a designed portion of the vacuum deposited aluminum materials are removed from the holographic film to create additional unique aesthetic features that can be used to differentiate and authenticate the materials. This can be used to create see through screens, additional micro text in the metallization layer, and images that are only visible under magnification.

  •
  Tamper Apparent—an invisible feature which when combined with the holographic image will act as a self destructive layer and produce a predictable release pattern. This release pattern can be custom or generic.

  •
  Taggants—unique features which are added during the manufacturing process to the holographic films or coatings that are verifiable by specialized equipment.

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

        Holographic Hot-Stamp Foil.    Our largest source of revenue since our inception has been security holograms embossed into hot-stamp foil, for credit card authentication. Holographic hot-stamp foil can also enhance the design and branding of a card. Our customers in this market include the issuers or printers of MasterCard, Visa, American Express, Discover and Diners Club cards.

        HoloCard™.    HoloCard incorporates a hologram on a card's entire face, creating a customized marketing tool and a counterfeit deterrent. A full-faced hologram can support brand recognition, product enhancement campaigns, customer retention and overall product differentiation efforts.

        HoloMag™.    ABNH's patented technology for combining a hologram with the magnetic stripe on a card. HoloMag not only enables efficient utilization of real estate on the card with attractive imagery on the magnetic stripe, but it significantly enhances card security. Multiple levels of security plus distinct visual recognition make this device a very effective tool against card skimming and counterfeiting.

        Documents of Value.    Concerns over counterfeiting and copying have led to an increased use of holograms on documents of value, including currency, checks, gift certificates, stamps, tickets and other financial instruments. Holographic products for paper documents of value include:

        Holographic Thread.    A holographic thread is a security device made up of a narrow-strip hologram, approximately 2-5 millimeters wide, and is typically incorporated into the paper substrate at the security paper mill. The hologram is often partially embedded into the paper creating a window or serpentine-thread. This holographic product offers both visual and covert security features and helps raise the recognition and perceived value of the document it is embedded into. We produce holographic material for security threads with our proprietary process, which we believe provides significant advantages for brighter and more durable holographic threads compared to other methods of holographic replication.

        Holographic Ribbons.    A holographic ribbon is an anti-counterfeiting device that can be used on documents of value such as checks and currency. The system is comprised of a narrow strip hologram made of hot-stamp foil and slit into ribbons that are applied on security paper by either the paper maker or the printer.

        Holographic Patch.    A holographic patch is created by embossing a hologram into hot-stamp foil, and is used for authenticating currency and other secure documents. It is machine applied for registered placement and quality. Depending on the design of the document, patches can be created to meet specific size, shape, creative and security requirements. A holographic patch is applied with heat and pressure forming a distinctly recognizable, security component of the document.

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

        Holographic Labels.    Our pressure-sensitive label is available with a broad array of authenticating features such as demetallizing, latent imagery, machine readability and other overt and covert features. By combining multiple security techniques, we achieve higher levels of security and make the entire product or package easier to authenticate and difficult to simulate.

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

        HoloGard™.    HoloGard is ABNH's innovative approach to sealing bottles or containers with a higher level of security. Utilizing an induction seal process, this application provides for authentication, tamper-resistance and branding. A holographic layer becomes part of the seal itself. HoloGard can be combined with other security features to create an effective approach for the security needs of a wide range of sealed products.

        HoloSleeve™.    HoloSleeve is a heat-shrink seal with an integrated holographic stripe that can be applied to the lids of bottles to deter product fraud and tampering. By including overt and covert security features within the hologram, a customized tamper-apparent break pattern and an embedded black light verification system, HoloSleeve provides manufacturers of bottled goods with a tool to combat criminals that, at the same time, can be easily integrated into a customer's existing manufacturing operations.

        Transparent Laminates for Identification Documents.    We provide secure holographic laminates for applications such as ID cards, passports, military ID's and drivers' licenses. We have patents on demetallized holograms which are transparent and used to see printed information under the holograms.

        We believe there are significant security advantages for demetallized holograms used on ID cards and passports. We currently supply transparent laminates for certain U.S. government ID cards as well as national IDs for certain foreign countries. We believe there is a need to improve the security of certain ID cards and passports and we are proposing security holograms as a component of the security enhancements that are being considered by major issuers of identification documents.

        Commercial.    We also produce holographic imagery for decorative and promotional purposes. Our products for this market include pressure sensitive labels with a rich array of designs and wide web holographic patterns for flexible packaging applications.

Strategy

        Protect and Enhance Our Position in Our Core Transaction Card Business.    We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with companies such as MasterCard, VISA, Diners Club, Discover, American Express and many of the major security card manufacturers. We intend to maintain our leadership position in the card industry and grow through excellent customer service and the distribution of new products that address the security needs and design objectives of this market.

        Focus Sales and Marketing.    We have narrowed the focus of our sales and marketing efforts to those specific applications within our target markets in which we can establish and sustain competitive advantages through a combination of product differentiation, intellectual property and market position.

        Protect and Leverage Our Intellectual Property Position.    We intend to continue to protect our intellectual property and leverage our intellectual property rights.

        Broaden and Enhance Our Security Offerings.    We are developing better security solutions for our target markets which incorporate innovative applications of holography and other complimentary technologies.

        Control Costs.    We intend to prudently manage our expenses to strengthen our competitive position and enhance margins.

        Strengthen Operational Capabilities.    We intend to invest in enhancing our production and operational capabilities to improve the products and services we provide to our customers and gain operational efficiencies.

        Grow through Strategic Partnerships.    We have a strategic partnership with Crane & Co. and we intend to continue pursuing strategic partnerships or acquisitions that could provide operating synergies or access to new customers or technologies.

Production Process

        We are one of the most experienced security production companies in the holographic industry. We have ISO certified security production facilities containing a total of nine origination laboratories and twenty mass replication lines as well as extensive security and quality control procedures. We also have a large and sophisticated distribution network for secure holographic products.

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

  Origination

        After the design has been completed, various laser-ready components (magnetic disc, three-dimensional sculpture, flat art, etc., referred to as "information") are delivered to one of our origination studios.

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

        We employ three methods of mass-production of holograms. Hard embossing transfers images to an aluminum foil/polyester substrate through heat and pressure. Heat and pressure on the holographic plate force the holographic image into the foil, which is then converted into the final product. Soft or compliant embossing permits embossing into pre-metallized films, as well as, certain metallized films and also allows for embossing on wider-web materials.

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

        Finishing for each of these methods may include some combination of metallization, demetallization, application of adhesive, slitting, die-cutting, lamination and custom numbering. The completed holographic material may then be applied to the customer's product.

        We perform the above processes through a combination of our internal production resources and outside subcontractors.

Quality

        Through the ISO 9001:2000 certification program, we continually make improvements to our processes through the use of an effective and efficient business management system.

        Our manufacturing facilities located in Elmsford, New York and Huntingdon Valley, Pennsylvania are ISO certified.

        Our manufacturing facility located in Elmsford, New York includes our art department, origination labs, plate making and replication and maintains the ISO 9001:2000 standard covering quality assurance for design, development and production.

        Our manufacturing facility located in Huntingdon Valley, Pennsylvania maintains ISO 9001:2000 certification covering quality assurance for production.

Information Technology

        We implemented an integrated enterprise resource planning system starting in 2000 that provides more comprehensive information for management decision making. We made improvements to this system in 2003 and we intend to make further improvements in 2004.

Research and Product Development

        We have devoted significant attention to research and product development to continue to enhance our origination, replication and mass production capabilities. Our research and development has enabled us to create new technologies and proprietary production processes and to deliver innovative products to the marketplace. We intend to continue to make on-going investments in research and development in order to:

  •
  Develop better solutions for our customers' problems.

  •
  Create features which differentiate our products from those of our competitors.

  •
  Develop and improve processing techniques to improve the quality and reduce the costs of our products.

Manufacturing Facilities

        See "Item 2. Properties."

Sales and Marketing

        In 2003, we provided holographic products to over 150 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we are one of two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Eli Lilly, Quaker State, agencies of the United States government, foreign governments and numerous other companies.

        In the sales department we currently employ a Vice President of Sales, a Vice President of Corporate Development, four full-time, incentive-compensated salespeople and two customer sales service personnel. We also utilize incentive-based international sales agents around the world.

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

        Pricing decisions are generally made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the International Card Manufacturers Association trade show, the Card Tech/SecureTech trade show, Intergraph, Cartes and Interphex.

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

Employees

        As of March 12, 2004, we employed approximately 100 persons of which 55 are covered by collective bargaining agreements. We consider our relations with our employees to be good. We are party to collective bargaining agreements with Paper, Allied-Industrial, Chemical & Energy Workers International Union Local 1-0318 ("Local 1-0318") and PACE International Union Local 286 ("Local 286"). The agreement with Local 1-0318 has a three-year term, will expire on December 31, 2006 and covers 22 employees. The agreement with Local 286 has a five-year term, will expire on January 28, 2005, and covers 33 employees.

Available Information

        Our investor relations website is accessable through www.abnh.com. We make available on this website under the caption "Investor Relations (SEC Filings)" free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or submit such materials to the Securities and Exchange Commission.

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

        Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

  •
  timing of customer orders,

  •
  customer business cycles,

  •
  card expiration patterns,

  •
  inventory replenishment,

  •
  increased competition,

  •
  changes in our and our competitors' pricing policies,

  •
  patent expiration and fluctuating amounts of royalty income,

  •
  changes in the cost of materials or labor,

  •
  cost and availability of the services of subcontractors,

  •
  costs of recruiting or relocating personnel,

  •
  increased research and development expenses,

  •
  expenses associated with litigation,

  •
  financing costs,

  •
  market acceptance of our products,

  •
  the time required for customer testing and evaluation,

  •
  costs associated with implementing changes in operations,

  •
  investments in new technology and equipment,

  •
  changes in facility requirements,

  •
  changes in our business strategy, and

  •
  general economic factors.

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

        Sales to credit card companies accounted for approximately 77% of our total sales in 2003 and 82% of our total sales in 2002. Sales to MasterCard and approved manufacturers of VISA brand credit cards together accounted for approximately 63% of our total sales in 2003 and 67% of our total sales in 2002. We entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended. We entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained us to produce a new hologram for the Debit MasterCard and extended the agreement to February 2011, subject to automatic renewal if not terminated by either party.    Currently, we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us, or if we were to lose a substantial portion of our business with either of these entities our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from these customers or if we experience delays or cancellations of orders from these customers, our business and financial performance will be materially and adversely affected.

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

        Our business is dependent upon our proprietary technology. We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. Certain of our patents have expired and others have been declared invalid in the past. Other patents will expire over the next several years. The expiration of patents has resulted in our royalty income decreasing materially in 2003. We can not assure you that we will be able to maintain the confidentiality of our trade secrets or that our confidentiality agreements will provide meaningful protection of our trade secrets or other proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

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

        Our common stock trades on the over-the-counter bulletin board (OTCBB), an electronic quotation service. Our current stock price does not meet the minimum stock price requirement of any major stock exchange or NASDAQ. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may experience:

  •
  a loss of market makers,

  •
  a lack of readily available bid and ask prices,

  •
  a greater spread between the bid and ask prices of its stock, and

  •
  a general loss of liquidity compared to established stock exchanges or the NASDAQ National Market.

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

        During 2000, we reached an agreement with ABN which provided, among other things, for ABN to be responsible for and pay all asserted and unasserted income, franchise or similar tax liabilities of ours for the period January 1, 1990 through July 20, 1998 and indemnify us with respect to any such liabilities. ABN has experienced financial difficulty in the past and if ABN continues to experience financial difficulty, it may result in its inability to perform under the terms of the agreement with us which could have a material adverse effect on our financial position, results of operations and cash flows.

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

        Sales derived from customers outside the United States were 28% of our total sales in 2003 and 27% of our total sales in 2002. Our international sales are subject to risks, including:

  •
  U.S. and international regulatory requirements and policy changes,

  •
  exchange rate fluctuations,

  •
  political and economic instability,

  •
  difficulties in accounts receivable collection,

  •
  tariffs and other barriers, and

  •
  difficulty in attracting, retaining and managing international representatives.

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

        The issuance of shares of our common stock upon exercise of outstanding options, together with the potential sales of such shares in the public market, could result in substantial dilution of your investment, a detrimental effect on our liquidity and ability to raise additional capital, and a significant decline in the market value of our common stock.

        As of March 12, 2004, we had approximately 18,483,720 shares of our common stock issued and outstanding and 2,838,500 additional shares of common stock reserved for issuance upon exercise of outstanding stock options. If the holders of shares of common stock acquired upon the exercise of outstanding options were to sell a significant amount of their shares into the open market, the market price of our common stock could be adversely affected. The sales might also make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

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

        Our executive officers and directors and entities related to them, in the aggregate, beneficially own approximately 24.0% of our common stock as of March 12, 2004, which includes 18.4% owned by Crane & Co., Inc., an investor related to Douglas A. Crane, one of our directors. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Such a concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

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

        Our 57,200 square foot leased facility at Elmsford, New York serves as our headquarters and includes our art department, origination facilities, plate making facilities and the manufacturing site for the production of numerous holographic products. Our origination facilities include nine laser laboratories. This lease expires in December 2007.

        Our 30,000 square foot leased facility at Huntingdon Valley, Pennsylvania is dedicated to the production of security holograms. This lease expires in July 2007.

        Our 2,400 square foot leased facility at Dalton, Massachusetts was opened in 2000 and is also dedicated to the production of security holograms. The lease, which is for successive one year periods ending on October 31, automatically renews unless 120 days advance notice is given by either party not to renew.

        Each facility is constantly monitored for security, and has uniformed security personnel on site, 24 hours a day, seven days a week. Our Director of Security is responsible for the physical security of each facility, access and egress, monitoring employee integrity, and safeguarding of machinery, materials, work-in-process and finished product until shipping. The security department witnesses material destruction and supervises the transfer of security shipments. Each facility is equipped with full perimeter alarms enhanced by window glass break sensors, internal motion detectors and closed circuit video monitoring of security sensitive areas.

Item 3. LEGAL PROCEEDINGS.

        During 1991, we entered into a Patent License Agreement (the "License Agreement"), which required us to pay royalties in connection with certain products that we produce. During 2002, the licensor under the License Agreement filed a lawsuit against us in the United States District Court for the Eastern District of Washington, alleging breach of the License Agreement. In December 2002, we entered into a settlement agreement whereby we paid $431,250 on December 31, 2002. The payment satisfied all obligations to pay royalties that may have been owed both for the past and the future under the License Agreement. In 2002, we recorded $231,250 as royalty expense in the accompanying statements of operations to cover all allegedly past due royalties and $200,000 will be amortized over the remaining life of the patents which expire in 2005 and 2007.

        We currently, and from time to time, are involved in litigation (as both plaintiff and defendant) incidental to the conduct of our business; however, we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material impact on our financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock has been quoted on the NASD's Over-the-Counter Bulletin Board quotation service under the symbol "ABHH," since March 31, 2000. Our securities are not listed or quoted on any exchange or other quotation system.

        The following table sets forth the high and low closing prices of our common stock for each quarter of 2002, 2003 and the first two months of 2004.

	High	Low
2002
First Quarter	$1.92	$1.39
Second Quarter	2.08	1.14
Third Quarter	1.39	0.85
Fourth Quarter	0.93	0.63
2003
First Quarter	$0.98	$0.71
Second Quarter	1.22	0.79
Third Quarter	1.29	1.05
Fourth Quarter	1.53	1.08
2004
First Quarter (through February 27, 2004)	$2.40	$1.50

        Warrants to purchase our common stock were quoted on the NASD's Over-the-Counter Bulletin Board quotation service from August 27, 2002 to June 18, 2003, the date the warrants expired. During 2002, the warrants had high and low closing prices of $0.05 and $0.01, respectively, during the third quarter and a high and low closing price of $0.01 during the fourth quarter. During 2003, the warrants had high and low closing prices of $0.03 and $0.01, respectively, during the first quarter and high and low closing prices of $0.01 and $0.001, respectively, during the period ended June 18, 2003.

        As of March 12, 2004, there were approximately 499 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,
	1999	2000 (c)	2001	2002	2003
STATEMENT OF INCOME DATA:
Revenue:
Sales (a)	$21,194	$19,029	$20,016	$18,665	$18,284
Royalty income	535	444	466	555	48

	21,729	19,473	20,482	19,220	18,332
Costs and expenses:
Cost of goods sold	11,247	8,876	9,962	8,926	8,279
Selling and administrative (a) (b)	9,803	8,085	7,314	7,136	6,518
Research and development	261	928	1,233	1,143	1,142
Depreciation and amortization	1,026	1,076	1,097	800	739
Impairment of goodwill and fixed assets (d)	—	—	—	9,298	—

	22,337	18,965	19,606	27,303	16,678

Operating income (loss)	(608)	508	876	(8,083)	1,654
Other income (expense):
Other income	24	—	—	—	—
Interest, net	(985)	(512)	258	113	97
Settlement with Former Parent	—	519	—	—	—
Settlement of shareholder litigation	—	(3,508)	—	—	—
Patent settlement and other	—	—	—	691	—

	(961)	(3,501)	258	804	97

Income (loss) before provision for (benefit from) income taxes	(1,569)	(2,993)	1,134	(7,279)	1,751
Provision for (benefit from) income taxes	(494)	(1,110)	543	858	744

Net income (loss)	$(1,075)	$(1,883)	$591	$(8,137)	$1,007

Net income (loss) per share:
Basic and diluted	$(0.08)	$(0.12)	$0.03	$(0.44)	$0.05
Weighted average shares outstanding:
Basic	13,636	15,421	18,484	18,484	18,484
Diluted	13,636	15,421	18,484	18,484	18,526
	December 31,
	1999	2000	2001	2002	2003
BALANCE SHEET DATA:
Working capital	$2,051	$10,377	$11,884	$14,091	$16,054
Total assets	22,425	29,134	28,586	20,130	21,020
Total debt	1,268	—	—	—	—
Total stockholders' equity	13,455	23,988	24,579	16,442	17,449

(a)
Sales have been adjusted from 1999 through 2000 to reflect the reclassification of shipping charges billed to customers, which were previously netted in selling and administrative expenses.

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

(d)
As a result of our annual test for impairment of goodwill, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Financial Statements). As a result of our review of long-lived assets for impairment during the quarter ended December 31, 2002, we recorded an impairment charge of $1.9 million (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and our financial statements, including the notes thereto, are appearing elsewhere in this report.

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

        Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries have utilized holograms as authentication devices to reduce potential losses. Also, concerns over counterfeiting and copying have prompted the use of holograms on documents of value, including currency, passports, gift certificates, vouchers, stamps, tickets and other financial instruments.

        A significant portion of our business is derived from orders placed by credit card companies, including MasterCard and manufacturers of VISA brand credit cards and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to MasterCard for the years ended December 31, 2003, 2002 and 2001 were approximately 33%, 41%, and 37%, respectively. We entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended. We entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained us to produce a new hologram for the Debit MasterCard and extended the agreement to February 2011, subject to automatic renewal if not terminated by either party. The new agreement provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006. We are currently the exclusive supplier to MasterCard. Sales to VISA card manufacturers were approximately 30%, 26%, and 23%, respectively, of sales for the years ended December 31, 2003, 2002 and 2001. We do not have long-term purchase contracts with VISA and we supply holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with us or substantially reduce their orders, there would be a material adverse effect on our business, financial condition, results of operations and cash flows.

        Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product where the sale is contingent upon the customers' use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2003 and 2002, accounts receivable from this customer totaled $1.0 million and $1.6 million, respectively.

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

        During 2003, 2002 and 2001, export sales accounted for approximately 28%, 27% and 28%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

        In accordance with a tax allocation agreement in effect through the date of the Offering, we were included in the consolidated Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of ABN and made payments to ABN based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. We computed our federal, state and local income tax provision as if we were filing separate income tax returns, without regard to the tax allocation agreement. During 2000, we reached an agreement with ABN which provided, among other things, for ABN to be responsible for and pay all of our asserted and unasserted income, franchise and similar tax liabilities for the period January 1, 1990 through July 20, 1998 and indemnify us with respect to any such liabilities. For periods subsequent to the date of the Offering, we have been filing our own federal and state income tax returns.

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

        We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

  Revenue Recognition

        We recognize revenue in accordance with the provisions of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product where the sale is contingent upon the customers' use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

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

  Impairment of Goodwill and Long-Lived Assets

        We account for goodwill and long-lived assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 142, which provides that goodwill should not be amortized but instead tested for impairment on an annual basis, was adopted by us on January 1, 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based on our fair value compared with our carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, we completed the transitional impairment test during the quarter ended March 31, 2002, which testing indicated that no adjustment was required upon the adoption of the pronouncement. We performed the annual test for impairment required by SFAS No. 142 during the quarter ended December 31, 2002. At that time, our fair value (based on quoted market prices) was found to be less than our carrying amount, and accordingly, we recorded a $7.4 million impairment charge for the year ended December 31, 2002. This charge represents the full impairment of the goodwill on our balance sheet. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the quarter ended December 31, 2002, we recorded a charge for the impairment of long-lived assets of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. This charge represents the full impairment of this long-lived asset on our balance sheet. The goodwill and the long-lived assets arose through purchase accounting by our Former Parent, as it related to us, in connection with our Former Parent's 1990 merger.

Results of Operations

  Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

        Sales.    Sales decreased by $0.4 million, or 2.0%, from $18.7 million in 2002 to $18.3 million in 2003. The decrease was due to a decrease in sales to MasterCard of the original MasterCard hologram of $2.4 and a discontinuation of the Europay hologram of $0.4 million which was partially offset by sales of $0.8 million of the new Debit MasterCard hologram, an increase in sales of identification products of $0.8 million and a net increase in sales of other products of $0.8 million.

        Royalty Income.    Royalty income for the year ended December 31, 2003 decreased $0.5 million from the year ended December 31, 2002 due to the expiration of a patent license agreement.

        Cost of Goods Sold.    Cost of goods sold decreased by $0.6 million, or 7.3%, from $8.9 million in 2002 to $8.3 million in 2003. As a percentage of sales, cost of goods sold decreased from 47.8% in 2002 to 45.3% in 2003. The decrease in cost of goods sold as a percentage of sales of 3% was primarily due to decreases in provisions for warranty, obsolescence and royalties of 3% and lower production costs of 2% offset by a 2002 vendor reimbursement of 2% which did not recur in 2003.

        Selling and Administrative Expenses.    Selling and administrative expenses decreased by $0.6 million, from $7.1 million in 2002 to $6.5 million in 2003. As a percentage of sales, selling and administrative expenses decreased from 38.2% in 2002 to 35.6% in 2003. The decrease in selling and administrative expenses is primarily due to a decrease in other selling and administrative expenses of $0.5 million primarily due to decreases in expenses for insurance, telephone, travel, show, sales samples and bad debt expenses and a decrease in salaries and benefits of $0.1 million primarily due to lower headcount and commissions.

        Research and Development.    Research and development expenses remained relatively unchanged.

        Impairment of Goodwill and Fixed Assets.    The 2002 impairment charges of $7.4 million, to write off goodwill recorded under the requirements of SFAS No. 142, and $1.9 million, to write off fixed assets recorded under the requirements of SFAS No. 144, did not recur in 2003.

        Other Income.    Other income decreased $0.7 million from $0.8 million in 2002 to $0.1 million in 2003. The decrease was primarily due to income from settlement agreements in 2002 that did not recur in 2003.

        Income Taxes.    Income tax expense decreased $0.1 million from $0.9 million in 2002 to $0.8 million in 2003. The decrease was primarily due to a decrease in taxable income in 2003 after giving effect to impairments of goodwill and fixed assets which are permanent differences for tax purposes.

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

        Impairment of Goodwill and Fixed Assets.    We performed our annual impairment test of goodwill under SFAS No. 142, during the quarter ended December 31, 2002. Upon completion of the test we determined that goodwill had been impaired as a result of a decrease in our market capitalization. Accordingly, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002, reflecting the write-down of the carrying value of goodwill. In addition, during the quarter ended December 31, 2002, we recorded an asset impairment charge of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. This impairment was recorded under the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Liquidity and Capital Resources

        At December 31, 2003, we had $11.3 million of cash and cash equivalents and working capital of $16.1 million.

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

        Net cash provided by operating activities was $3.1 million for the year ended December 31, 2003, as compared to $1.6 million of cash provided by operating activities for the prior year. For the year ended December 31, 2003, our net income adjusted for non-cash charges provided cash of $2.5 million compared to $3.0 million of cash provided by our net loss adjusted for non-cash charges in the prior year. For the year ended December 31, 2003, cash provided by changes in operating assets and liabilities was $0.6 million compared to cash used for changes in operating assets and liabilities of $1.4 million in the prior year.

        Investing activities for the years ended December 31, 2003 and 2002 used cash flows of approximately $0.5 million and $0.4 million, respectively. These activities primarily reflected capital expenditures for the respective years. We anticipate that capital expenditures in 2004 and 2005 will be approximately $3.5 million for each year. These amounts relating to capital expenditures are intended to improve production capabilities, expand our product line and reduce future operating costs.

        There were no financing activities for the years ended December 31, 2003 and 2002.

        We believe that cash flows from operations and our cash balances will be sufficient to meet working capital needs, and fund capital expenditures for the next twelve months.

        On March 17, 2003, our board of directors authorized the repurchase of up to $2.0 million of our outstanding common stock. Under the terms of the repurchase plan, we were authorized to make purchases from time-to-time, either on the open market or through privately negotiated transactions as conditions warrant, over a period of twelve months. The stock repurchase plan was terminated on December 15, 2003 without any shares being repurchased under the plan.

        The following table quantifies our future obligations, which consist primarily of lease obligations (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease obligations	$3,666	$1,006	$1,824	$836	$—

Impact of Inflation

        In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2003 and 2002.

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Sales	$4,538	$4,275	$4,629	$4,842
Cost of goods sold	2,016	1,988	2,090	2,185
Net income	219	120	298	370
Net income per share—basic and diluted	$0.01	$0.01	$0.02	$0.02
	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Sales	$4,620	$4,836	$4,712	$4,497
Cost of goods sold	2,314	2,506	2,032	2,074
Net income (loss)	67	134	694	(9,032)
Net income (loss) per share—basic and diluted	$0.00	$0.01	$0.04	$(0.49)

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

        During the fiscal years ended December 31, 2000 and 2001, and through June 6, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the fiscal years ended December 31, 2000 and 2001 or through June 6, 2002. The audit reports of Arthur Andersen on our financial statements as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        We requested that Arthur Andersen furnish a letter addressed to the SEC stating that it agreed with the above statements relating to Arthur Andersen with respect to our fiscal years ended December 31, 2000 and 2001 and the subsequent interim period. A copy of this letter was filed as Exhibit 16.1, as part of our Form 8-K, dated June 10, 2002.

        During the fiscal years ended December 31, 2000 and 2001, and through June 6, 2002, neither we, nor anyone acting on our behalf, consulted with Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to ABNH required to be included in our periodic Securities and Exchange Commission filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

        The following table sets forth certain information concerning our directors, executive officers and other key employees. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Dr. Stephen A. Benton, who had served as a director since July 1998, passed away during 2003. Officers are appointed by the board of directors and serve at the discretion of the board.

Name	Age	Position(s)
Directors, Executive Officers:
Kenneth H. Traub	42	President, Chief Executive Officer and Director
Salvatore F. D'Amato	75	Chairman of the Board
Fred J. Levin*	41	Director
Douglas A. Crane**	43	Director
Mark J. Bonney*	50	Director
Alan Goldstein	57	Vice President, Chief Financial Officer and Secretary

*
Member of the audit and compensation committees.

**
Member of the compensation committee.

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

Audit Committee

        Our Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are currently Mark J. Bonney (Chairman) and Fred J. Levin. Our Board of Directors has determined that Mark J. Bonney is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act. All of the members of our Audit Committee are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A applying the definition of independence set forth in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The Audit Committee's amended and restated charter provides that the Audit Committee shall be comprised of no more than five and no less than three members. Dr. Stephen Benton who served as a member of our Audit Committee passed away during 2003 resulting in our Audit Committee being comprised of only two members. We are currently searching for a qualified candidate to replace Dr. Benton and serve on our Audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based upon a review of the copies of the filings with the Securities and Exchange Commission and written representations from our executive officers, directors and persons who beneficially own more than

10% of our common stock, we believe that the Section 16(a) filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock in fiscal 2003 were complied with on a timely basis, except each of Kenneth Traub, Salvatore D'Amato, Alan Goldstein and Fred Levin failed to file a Form 4 on a timely basis, which transactions were subsequently reported on a Form 5.

Code of Ethics

        We have adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, treasurer, controller, principal accounting officer and other employees performing similar functions. The Code of Ethics for Senior Financial Officers is available on our website. We will satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of the Code of Ethics for Senior Financial Officers by either filing a Form 8-K or posting this information on our website within five days business days following the date of amendment or waiver. Our website address is www.abnh.com.

Item 11. EXECUTIVE COMPENSATION.

        The following table provides information concerning compensation paid to or earned during 2001, 2002 and 2003 by each individual who served as our chief executive officer or in a similar capacity during 2003 and our other two executive officers during 2003 (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Shares of Common Stock Underlying Options (#)
Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation (1)($)		All Other Compensation (2)($)
Kenneth H. Traub President and Chief Executive Officer	2001 2002 2003	300,000 309,000 318,270	150,000 145,000 140,000	10,208 9,312 9,609	— — 200,000	4,473 5,050 5,973
Salvatore F. D'Amato Chairman of the Board	2001 2002 2003	180,000 185,400 190,962	70,000 70,000 70,000	13,380 42,502 13,788	— — 40,000	2,149 2,449 2,348
Alan Goldstein Vice President, Chief Financial Officer and Secretary	2001 2002 2003	170,000 175,100 180,350	50,000 40,000 45,000	5,868 6,835 5,820	— — 40,000	2,948 3,248 3,248

(1)
Other Annual Compensation in 2001 and 2003 for Mr. D'Amato and 2001, 2002 and 2003 for Messrs. Traub and Goldstein consisted of the use of automobiles paid for by us. Other Annual Compensation in 2002 for Mr. D'Amato consisted of $12,447 for the use of an automobile paid for by us and $30,055 resulting from our purchase, on his behalf, of the automobile formally leased by us for his benefit.

(2)
All other compensation in 2003 includes term life insurance premiums and employer contributions to our 401(k) retirement plan paid by us for Mr. Traub of $3,973 and $2,000, respectively, for Mr. D'Amato of $348 and $2,000, respectively and for Mr. Goldstein of $1,248 and $2,000, respectively.

Option Grants for 2003

        The following table sets forth information with respect to option grants in 2003 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year(1)
Name				Exercise or Base Price ($/share)		Expiration Date
							5%($)		10%($)
Kenneth H. Traub	150,000 50,000	25.60 8.53	% %	$ $	0.85 1.13	5/28/13 12/18/13	$ $	79,500 35,500	$ $	202,500 90,000
Salvatore F. D'Amato	25,000 15,000	4.27 2.56	% %	$ $	0.85 1.13	5/28/13 12/18/13	$ $	13,250 10,650	$ $	33,750 27,000
Alan Goldstein	25,000 15,000	4.27 2.56	% %	$ $	0.85 1.13	5/28/13 12/18/13	$ $	13,250 10,650	$ $	33,750 27,000

(1)
Based on options to purchase 586,000 shares granted in 2003 under the 2000 Stock Incentive Plan.

(2)
These amounts represent assumed rates of appreciation in the price of the Company's common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the common stock and overall stock market conditions. The 5% rate of appreciation over the term of the $0.85 stock price and the $1.13 stock price on the date of the respective grants would result in a stock price of $1.38 and $1.84, respectively. The 10% rate of appreciation over the term of the $0.85 stock price and the $1.13 stock price on the date of the respective grants would result in a stock price of $2.20 and $2.93, respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

2003 Year-End Option Values

        The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2003. No options were exercised in 2003 by the Named Executive Officers.

	Shares of Common Stock Underlying Unexercised Options (#)		Value of Unexercised In-the-Money Options at December 31, 2003 ($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth H. Traub	775,000	200,000	—	$122,000
Salvatore F. D'Amato	325,000	40,000	—	$23,000
Alan Goldstein	173,000	40,000	—	$23,000

(1)
Based on the difference between $1.53, which was the closing price per share on December 31, 2003, and the exercise price per share of the options.

Stock Incentive Plans

        On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the "2000 Plan"), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan", and collectively with the 2000 Plan, the "Plans"). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 2,823,000 shares of common stock were outstanding under the Plans at December 31, 2003. Options to purchase an additional 15,000 shares of common stock were outstanding outside the Plans at December 31, 2003. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Retirement Plans

        On October 1, 1999, we implemented defined contribution plans for our employees. Aggregate contributions to such plans, which have been charged to our operations, were approximately $56,000, $51,000 and $48,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Director Compensation

        Each member of the board of directors who is not an employee of ABNH will receive compensation of $12,000 per year for serving on the board of directors. Each of these directors will also receive $1,000 for each board meeting attended in person, $500 for each telephonic board meeting attended and $500 for each committee meeting attended. We also will reimburse directors for any expenses incurred in attending meetings of the board of directors and the committees thereof. Upon their initial election to the board of directors, each non-employee board member is granted options to purchase 25,000 shares of our common stock. Such options are exercisable at the fair market value of the common stock at the date of grant. These options become vested and exercisable for up to 20% of the total option shares upon the first anniversary of the grant of the options and for an additional 20% of the total option shares upon each succeeding anniversary until the option is fully exercisable at the end of the fifth year. In addition, directors may, from time to time, receive additional grants of options to purchase shares of our common stock as determined by our board of directors.

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

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of Messrs. Levin, Crane and Bonney. Mr. Crane is an employee and representative of Crane & Co., Inc. See "Item 13. Certain Relationships and Related Transactions." None of the members of our Compensation Committee is or has been an officer or employee of ABNH. No interlocking relationships exist between the board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers or directors serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee. Mr. Benton, a former member of our Compensation Committee passed away during 2003.

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

Chief Executive Officer Compensation

        The Compensation Committee reviews the compensation arrangements for our Chief Executive Officer at least annually, typically in the fourth and/or first quarter of the fiscal year. Mr. Traub's employment agreement, which renewed as of February 2004 for an additional one-year term, includes provisions described above under the heading "Employment Agreements" for the payment of a base salary and the payment of quarterly and other bonuses. In determining whether to renew Mr. Traub's employment agreement and his total compensation for fiscal 2004, the Compensation Committee considered the terms of his employment agreement, his leadership of the Company, our financial and operational performance during the preceding year, competitive pay practices, and Mr. Traub's individual performance and contributions to us. The Compensation Committee believes that Mr. Traub provides strong leadership to us and has been instrumental in improving our financial, operating and strategic position.

        In making its compensation decisions with respect to Mr. Traub, the Compensation Committee exercised its discretion and judgment based on the above factors, relying more heavily on qualitative factors compared to quantitative criteria and results. No specific formula was applied to determine the weight of each factor. As part of its review of executive compensation, the Compensation Committee met with and was advised by independent compensation consultants. In fiscal 2003, Mr. Traub's contractual base compensation was $318,270. Mr. Traub was also paid the $25,000 quarterly bonus contemplated under his employment agreement and an additional year-end discretionary bonus of $40,000.

ABNH'S General Compensation Policy for Executive Officers

        The fundamental policy of the Compensation Committee is to provide our executive officers with competitive compensation packages that are designed to retain key personnel, motivate executives to advance our objectives and reward contributions to our operational and financial performance. It is the Compensation Committee's objective to have a portion of each executive officer's compensation contingent upon our performance as well as upon each executive officer's own level of performance. Therefore, the compensation package for each executive officer is comprised of three different elements: (1) base salary which is designed primarily to be competitive with salary levels in the industry; (2) cash bonuses which reflect the achievement of qualitative and quantitative objectives and goals; and (3) long-term stock-based incentive awards which strengthen the mutuality of interest between the executive officers and our stockholders.

        Factors.    The principal factors (together with the factors specified above with respect to Mr. Traub) that the Compensation Committee considered with respect to each executive officer's compensation for fiscal 2003 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

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

        Long-Term Incentive Compensation.    Long-term incentives are provided through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage ABNH from the perspective of an owner with an equity stake. Each option grant allows the individual to acquire shares of our common stock at a fixed price per share over a specified period of time up to ten years. Each option generally becomes exercisable in installments over a three or four-year period. Therefore, the option grant will provide a return to the executive officer only if the executive officer remains employed by ABNH during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer's current position with ABNH, the size of comparable awards made to individuals in similar positions and the individual's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers.

Internal Revenue Code Limits on the Deductibility of Compensation

        Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief

Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation. Through December 31, 2003, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation. We believe that our compensation philosophy of paying our executive officers with competitive salaries, cash bonuses and long-term incentives, as described in this report, serves the best interest of ABNH and its stockholders.

THE COMPENSATION COMMITTEE

Fred J. Levin
Douglas A. Crane
Mark J. Bonney

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth as of March 12, 2004 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulevard, Elmsford, NY 10523, unless otherwise indicated.

Name and Address	Number (1)	Percentage (1)
Crane & Co., Inc 30 South Street Dalton, MA 01226	3,387,720	18.3%
Libra Advisors, LLC (2) Libra Associates, LLC Libra Fund, L.P. Ranjan Tandon 277 Park Avenue, 26th Floor New York, NY 10172	2,156,000	11.7%
Levy, Harkins & Co., Inc. (3) The Gracy Fund, L.P. Edwin A. Levy Michael J. Harkins 570 Lexington Avenue New York, NY 10022	1,701,600	9.2%
Kenneth H. Traub (4)	775,000	4.0%
Salvatore F. D'Amato (5)	327,000	1.7%
Alan Goldstein (6)	173,000	*
Fred J. Levin (7)	71,200	*
Douglas A. Crane (8)	3,403,520	18.4%
Mark J. Bonney (9)	5,000	*
All executives officers and directors as a group (6 persons) (10)	4,754,720	24.0%

*
Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 12, 2004, we had 18,483,720 shares of common stock outstanding. These percentages were calculated based on the total of shares of common stock outstanding and shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004, which are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

(2)
The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on February 17, 2004. Libra Advisors, LLC, the general partner of Libra Fund, LP owns 1,858,516 shares of common stock. Libra Advisors, LLC is also the investment adviser of an offshore fund that owns 297,484 shares of our common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 2,156,000 shares. Ranjon Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 2,156,000 shares of common stock beneficially owned by Libra Advisors, LLC.

(3)
The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on February 11, 2004. Levy, Harkins & Co., Inc. ("LHC") is the beneficial owner of 10,800 shares of common stock held in LHC's pension and profit sharing plans and may be deemed the beneficial owner of 1,285,600 shares of common stock held in individual accounts of investment advisory clients of LHC. The Gracy Fund, L.P., a private investment company, is the beneficial owner of 294,500 of common stock. Edwin A. Levy and Michael J. Harkins are the sole shareholders of LHC and the sole general partners of the Gracy Fund, L.P. and have shared power to vote or direct the vote of, and dispose or to direct the disposition of the 1,590,900 shares beneficially owned or deemed beneficially owned by LHC and beneficially owned by The Gracy Fund, L.P. Mr. Levy, individually is the beneficial owner of 110,700 of common stock.

(4)
Consists of 775,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004.

(5)
Includes 325,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004.

(6)
Consists of 173,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004.

(7)
Includes 20,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004.

(8)
Includes 15,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004 and 3,387,720 shares of common stock owned by Crane & Co., Inc., a privately owned corporation that Mr. Crane and his family own. Mr. Crane disclaims beneficial ownership of the shares held by Crane & Co., Inc.

(9)
Consists of 5,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004.

(10)
Includes 1,313,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 12, 2004.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2003 with respect to shares of our common stock which may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,726,000	$1.40	137,000
Equity compensation plans not approved by security holders (2)	1,097,000	$2.64	253,000

Total:	2,823,000		390,000

(1)
Represents our 2000 Stock Incentive Plan.

(2)
Represents our 1998 Stock Incentive Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

        During 2000, we entered into agreements with Crane under which we rent factory space and lease employees for our facility in Dalton, MA. For the years ended December 31, 2003, 2002 and 2001, we paid Crane under these agreements $72,000 each year, for the rental of the factory space and $162,000, $151,000 and $116,000, respectively, for the leased employees. In addition, we paid Crane $5,700 for leasehold improvements on the rental space for the year ended December 31, 2001. On February 28, 2003, we entered into a new agreement with MasterCard which entitles MasterCard to appoint Crane as its second supplier to produce up to 20% of MasterCard's annual hologram requirements in coordination with us. In addition, the agreement allows MasterCard to appoint Crane as its contingent supplier under certain circumstances.

        During 2001, we purchased a technology and patent pending from Mr. D'Amato, which he had developed prior to becoming a director, for a purchase price of $30,000.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        On June 6, 2002, upon the recommendation of our Audit Committee our board of directors dismissed Arthur Andersen LLP who had served as our previous independent auditors and engaged Ernst & Young LLP. All fees paid to Arthur Andersen during 2002 for audit and other services rendered are set forth below. In addition, Ernst & Young LLP, our independent auditors for 2002 and 2003, were paid for audit and other services rendered as set forth below in 2002 and 2003.

Audit Fees

2003 Fiscal Year	Ernst & Young LLP
Audit Fees	$245,700
Audit-Related Fees	—
Tax Fees	1,250
All Other Fees	—

Total Fees for the Year Ended December 31, 2003	$246,950

2002 Fiscal Year	Arthur Andersen LLP	Ernst & Young LLP
Audit Fees	$20,500	$206,700
Audit-Related Fees	—	—
Tax Fees	—	5,700
All Other Fees	—	—

Total Fees for the Year Ended December 31, 2002	$20,500	$212,400

        The Audit Committee concluded that provision of these services is compatible with maintaining the principal accountants' independence.

Pre-Approval Policies

        The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. All "Audit Fees" and "Tax Fees" set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy. ABNH did not incur any "Audit-Related Fees" or "Other Fees" in 2002 or 2003.

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

(3)
Exhibits

See (c) below.

(b)
Reports on Form 8-K

        Current report on Form 8-K, dated November 14, 2003, reporting the Company's results of operations for the quarter ended September 30, 2003.

(c)
Exhibits

        The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, and 10.10 are management contracts, compensatory plans or arrangements.

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated By-Laws. (1)
3.3	Amendment to the Amended and Restated Certificate of Incorporation. (2)
4.1	Form of Common Stock Certificate. (1)
4.2	Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (3)
4.3	Form of Option Agreement for American Bank Note Holographics, Inc. 1998 Stock Incentive Plan as amended. (5)
4.4	Form of Option Agreement for American Bank Note Holographics, Inc. 2000 Stock Incentive Plan. (5)
4.5	Option Agreement between Dr. Stephen Benton and American Bank Note Holographics, Inc., dated July 20, 1998. (5)

10.1	Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998. (1)
10.2	Form of License Agreement. (1)
10.3	Form of Transitional Services Agreement. (1)
10.4	Form of Employee Benefits Allocation Agreement. (1)
10.5	Form of 1998 Stock Incentive Plan. (1)
10.6	Form of 2000 Stock Incentive Plan. (6)
10.7	Form of Defined Contribution Plan. (1)
10.8	Employment Agreement, dated April 20, 1999, between Salvatore F. D'Amato and American Bank Note Holographics, Inc. (7)
10.9	Employment Agreement, dated February 3, 1999, between Kenneth H. Traub and American Bank Note Holographics, Inc., as amended on March 20, 2000. (9)
10.10	Employment Agreement, dated April 30, 1999, between Alan Goldstein and American Bank Note Holographics, Inc. (7)
10.11	Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Holographics, Inc. (9)
10.12	Lease Agreement, dated as of January 19, 2001 by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. (9)
10.13	Lease Agreement, dated August 11, 2002, by and between Mark Hankin and HanMar Associates MLP, tenants-in-common and American Bank Note Holographics, Inc. with Addenda thereto. (11)
10.14	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holgraphics, Inc. and Leonhard Kurz GmbH & Co. KG (10)
10.15	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)(+)
10.16	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz & Co. KG (10)
10.17	Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holograhics, Inc. (11)(+)
10.18	Form of Idemnification Agreement between the Company and its directors and officers. (12)
10.19
Amendment No. 1 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc., made as of September 29, 2003. (13)(+)
23.1	Consent of Ernst & Young LLP

23.2	Consent of Arthur Andersen LLP
31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Alan Goldstein pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2	Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

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

(10)
Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 13, 2002.

(11)
Incorporated by reference from the Annual Report on Form 10-K for 2002.

(12)
Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 12, 2003.

(13)
Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2003.

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

March 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH H. TRAUB Kenneth H. Traub	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2004
/s/ ALAN GOLDSTEIN Alan Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2004
/s/ SALVATORE F. D'AMATO Salvatore F. D'Amato	Chairman of the Board	March 23, 2004
/s/ FRED J. LEVIN Fred J. Levin	Director	March 23, 2004
/s/ DOUGLAS A. CRANE Douglas A. Crane	Director	March 23, 2004
/s/ MARK J. BONNEY Mark J. Bonney	Director	March 23, 2004

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

INDEX TO FINANCIAL STATEMENTS

ITEM 15(a)

Report of Independent Auditors

To the Board of Directors
American Bank Note Holographics, Inc.

        We have audited the accompanying balance sheets of American Bank Note Holographics, Inc. (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated March 1, 2002, expressed an unqualified opinion on those statements.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed above, the financial statements of the Company as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in that period related to goodwill that are no longer being amortized as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related net income per share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                      /s/ Ernst & Young LLP

New York, New York
March 5, 2004

        The following is a copy of the previously issued report of Arthur Andersen LLP dated March 1, 2002, related to their audit of the financial statements of American Bank Note Holographics, Inc., as of and for the two-year period ended December 31, 2001. During 2002, Arthur Andersen LLP ceased operations and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Since American Bank Note Holographics, Inc. is unable to obtain a current manually signed audit report, a copy of Arthur Andersen's most recent signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

                      /s/ Arthur Andersen LLP

New York, New York
March 1, 2002

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(In Thousands, Except Share Data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,341	$8,659
Accounts receivable, net of allowance for doubtful accounts of $180 and $210	3,174	3,661
Inventories	2,386	2,541
Deferred income taxes	981	1,347
Prepaid expenses	385	396
Other	150	345

Total current assets	18,417	16,949
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Net of accumulated depreciation and amortization of $9,238 and $8,505	2,490	2,782
OTHER ASSETS	113	399

TOTAL ASSETS	$21,020	$20,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$687	$966
Accrued expenses	1,627	1,803
Customer advances	49	89

Total current liabilities	2,363	2,858
DEFERRED INCOME TAXES	1,208	830

Total liabilities	3,571	3,688

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share, authorized, 40,000,000 shares; issued and outstanding, 18,483,720 shares	185	185
Additional paid-in capital	23,994	23,994
Accumulated deficit	(6,730)	(7,737)

Total stockholders' equity	17,449	16,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,020	$20,130

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands, Except Per Share Data)

	2003	2002	2001
REVENUE:
Sales	$18,284	$18,665	$20,016
Royalty income	48	555	466

Total revenue	18,332	19,220	20,482

COSTS AND EXPENSES:
Cost of goods sold	8,279	8,926	9,962
Selling and administrative	6,518	7,136	7,314
Research and development	1,142	1,143	1,233
Depreciation and amortization	739	800	1,097
Impairment of goodwill and fixed assets	—	9,298	—

Total costs and expenses	16,678	27,303	19,606

Operating income (loss)	1,654	(8,083)	876

OTHER INCOME:
Interest	97	113	258
Patent and other settlements	—	691	—

Total other income	97	804	258

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,751	(7,279)	1,134
PROVISION FOR INCOME TAXES	744	858	543

NET INCOME (LOSS)	$1,007	$(8,137)	$591

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.05	$(0.44)	$0.03

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	Common Stock
			Additional Paid-In Capital	Retained (Deficit) Earnings
	Shares	Amount			Total
BALANCE, JANUARY 1, 2001	18,484	$185	$23,994	$(191)	$23,988
Net income	—	—	—	591	591

BALANCE, DECEMBER 31, 2001	18,484	185	23,994	400	24,579
Net loss	—	—	—	(8,137)	(8,137)

BALANCE, DECEMBER 31, 2002	18,484	185	23,994	(7,737)	16,442
Net income	—	—	—	1,007	1,007

BALANCE, DECEMBER 31, 2003	18,484	$185	$23,994	$(6,730)	$17,449

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,007	$(8,137)	$591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	739	800	1,097
Deferred income taxes	744	858	543
(Recovery) provision for doubtful accounts	(30)	160	17
Impairment of goodwill and fixed assets	—	9,298	—
Changes in operating assets and liabilities:
Accounts receivable	517	(771)	(500)
Inventories	155	726	(252)
Prepaid expenses and other	486	(140)	(171)
Accounts payable and accrued expenses	(455)	(1,138)	(1,078)
Customer advances	(40)	(11)	(61)

Net cash provided by operating activities	3,123	1,645	186

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(441)	(354)	(744)

Net cash used in investing activities	(441)	(354)	(744)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,682	1,291	(558)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,659	7,368	7,926

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,341	$8,659	$7,368

SUPPLEMENTAL CASH PAYMENTS:
Taxes	$5	$2	$5

Interest	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        American Bank Note Holographics, Inc. (the "Company" or "ABNH") was incorporated in the state of Delaware in August 1985. The Company was, until July 20, 1998 (the "Offering Date"), a wholly-owned subsidiary of American Banknote Corporation (the "Former Parent" or "ABN").

        The Company originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

        Use of Estimates—The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results may differ materially from those estimates.

        Cash and Cash Equivalents—All highly liquid investments (primarily government bonds) with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

        Concentrations of Credit Risk—A significant portion of the Company's accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. At December 31, 2003 and for the year then ended one customer accounted for 30% of the Company's accounts receivable and 33% of its sales and a second customer accounted for 30% of the Company's accounts receivable and 9% of its sales. At December 31, 2002 and for the year then ended one customer accounted for 40% of the Company's accounts receivable and 41% of its sales and a second customer accounted for 24% of the Company's accounts receivable and 11% of its sales. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and does not require collateral.

        Inventories—Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. The cost of hologram originations (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process) are charged to cost of goods sold in the period incurred.

        Revenue Recognition—The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers' use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company's on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2003 and 2002, accounts receivable from this customer approximated $1.0 million and $1.6 million, respectively.

        At both December 31, 2003 and 2002, customer advances approximating $0.1 million represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

        Effective October 1, 2000, the Company adopted the Emerging Issues Task Force, ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." Under the provisions of EITF 00-10, shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $358,000, $373,000, and $370,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Royalty Income—The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

        Depreciation and Amortization—Machinery and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives ranging from 5 to 15 years.

        Amortization of leasehold improvements is computed using the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter.

        Long-Lived Assets—In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Also, on October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 develops one accounting model for determining impairment based on the model in SFAS No. 121, and for long-lived assets that are to be disposed of by sale, requires them to be recorded at the lower of book value or fair value less cost to sell. In addition, SFAS No. 144 expands the scope of "discontinued operations." The new rules were applied prospectively beginning January 1, 2002.

        During the quarter ended December 31, 2002, the Company recorded a charge for the impairment of long-lived assets of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. The impairment charge, which was recorded under the requirements of SFAS No. 144, represents the full impairment of this long-lived asset on our balance sheet. This asset arose through purchase accounting by the Company's Former Parent, as it related to the Company, in connection with the Former Parent's merger in 1990. There was no impairment of long-lived assets in 2003.

        Goodwill—In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill should not be amortized but instead tested for impairment on an annual basis, was adopted by the Company on January 1, 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based on the fair value of the Company compared with its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142 the Company completed the transitional impairment test during the quarter ended March 31, 2002, which testing indicated that no adjustment was required upon the adoption of the pronouncement. The Company performed the annual test for impairment required by SFAS No. 142 during the quarter ended December 31, 2002. At that time the fair value (based on quoted market prices) of the Company was found to be less than its carrying amount and as a result, the Company recorded a $7.4 million impairment charge for the year ended December 31, 2002. This charge represents the full impairment of the goodwill on the Company's balance sheet. This asset arose through purchase accounting by the Company's Former Parent, as it related to the Company, in connection with the Former Parent's merger in 1990.

        As a result of the adoption of SFAS No. 142, the amortization of goodwill ceased as of January 1, 2002. Had goodwill amortization been recorded in 2002, goodwill amortization expense of $345,000 would have been included in the accompanying statement of operations for the year ended December 31, 2002.

        The 2001 historical financial statements do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2001, net income and basic and diluted net income per share for the year ended December 31, 2001, would have been as follows (in thousands, except per share data):

2001
Net income as reported	$591
Add: Goodwill amortization	345

Adjusted net income	$936

Pro forma basic and diluted net income per share	$0.05

        Warranty Costs—The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. The Company's product warranty provision is included in accrued expenses in the accompanying balance sheets. Changes in the Company's warranty provision during the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$605	$1,011	$935
Warranties provided	160	410	260
Settlements made	(255)	(816)	(184)

Balance at end of year	$510	$605	$1,011

        Research and Development—Research and development costs are expensed as incurred.

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

        Stock-Based Compensation Plans—In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,

"Accounting for Stock Issued to Employees." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion No. 25, and accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

        Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's 2003, 2002 and 2001 net income (loss) and basic and diluted net income (loss) per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001
	(In Thousands, Except Per Share Data)
Net income (loss), as reported	$1,007	$(8,137)	$591
Add: Non-cash employee compensation, as reported	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	47	199	411

Pro forma, net income (loss)	$960	$(8,336)	$180

Basic and diluted net income (loss) per share, as reported	$0.05	$(0.44)	$0.03

Basic and diluted net income (loss) per share, pro forma	$0.05	$(0.45)	$0.01

        Basic and Diluted Net Income (Loss) per Share—Basic net income (loss) per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 for each of the years ended December 31, 2003, 2002 and 2001. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the year ended December 31, 2003, the diluted number of weighted shares outstanding was 18,525,914, which includes dilutive stock options of 42,194. For each of the years ended December 31, 2002 and 2001, the diluted weighted average number of shares outstanding were 18,483,720. For the years ended December 31, 2002 and 2001, the effect of options to purchase 2,318,500 shares and 2,509,500 shares, respectively, of the Company's common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such options would have been antidilutive. For the years ended December 31, 2002 and 2001, the effect of warrants to purchase 863,647 shares and 215,912 shares, respectively, of the Company's common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such warrants would have been antidilutive. The warrants expired on June 18, 2003.

        Business Concentration Risks—Sales to MasterCard were approximately 33%, 41% and 37% of sales for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, accounts receivable from MasterCard approximated $1.0 million and $1.6 million, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended. The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party. The agreement also provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006. The Company is currently the exclusive supplier to MasterCard. The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

        Sales to manufacturers of VISA credit cards (approximately 50 customers) were approximately 30%, 26% and 23% of sales for the years ended December 31, 2003, 2002 and 2001, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 2003 and 2002, accounts receivable from these customers approximated $1.3 million and $1.5 million, respectively.

        The Company has historically purchased certain key materials used in the manufacture of its holograms from single suppliers, with which it does not have supply contracts. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

        Export Sales—Export sales were 28%, 27% and 28% of sales for the years ended December 31, 2003, 2002 and 2001, respectively. All export sales are denominated in United States dollars. At each of December 31, 2003 and 2002, accounts receivable from these customers approximated $0.5 million.

        Comprehensive Income—In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. For each of the years ended December 31, 2003, 2002, and 2001, there was no difference between the Company's net income (loss) and comprehensive income (loss).

        Fair Value of Financial Instruments—The Company's financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at both December 31, 2003 and 2002.

2.    INVENTORIES

	December 31,
	2003	2002
	(In Thousands)
Finished goods	$800	$1,226
Finished goods on consignment with customers	417	377
Work in process	764	455
Raw materials	405	483

Inventories	$2,386	$2,541

3.    MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2003	2002
	(In Thousands)
Machinery and equipment	$10,583	$10,205
Leasehold improvements	1,145	1,082

	11,728	11,287
Accumulated depreciation and amortization	9,238	8,505

Machinery, equipment and leasehold improvements, net	$2,490	$2,782

        Depreciation and amortization of machinery and equipment and leasehold improvements for the years ended December 31, 2003, 2002 and 2001 were $733,000, $794,000 and $749,000, respectively.

        During the quarter ended December 31, 2002, the Company recorded an asset impairment charge of $1.9 million to write off fixed assets consisting of master plates which will no longer be used (see Note 1).

4.    ACCRUED EXPENSES

	December 31,
	2003	2002
	(In Thousands)
Accrued contract liability	$357	$357
Warranty reserves	510	605
Federal, state and local income taxes	61	66
Salaries and wages	527	520
Accrued professional fees	63	107
Other	109	148

	$1,627	$1,803

5.    INCOME TAXES

        In accordance with a tax allocation agreement in effect through the Offering Date, the Company was included in the consolidated U.S. Federal income tax return and, in certain instances, consolidated or combined state and local income tax returns of its Former Parent and made payments to the Former Parent based on the amounts which would be payable as Federal, state and local income taxes as if consolidated or combined returns were not filed. The Company computed its Federal, state and local income tax provision as if it was filing separate income tax returns, without regard to the tax allocation agreement. During 2000, the Company and the Former Parent reached an agreement, which provides, among other things that the Former Parent will be responsible for and shall pay all asserted and unasserted income, franchise and similar tax liabilities of the Company for the period January 1, 1990 through July 20, 1998 and will indemnify the Company with respect to any such liabilities. For periods subsequent to the Offering Date, the Company is filing its own U.S. Federal and state income tax returns.

        Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

        Provision for income taxes are as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Current:
Federal	$—	$—	$—
State and local	—	—	—

	—	—	—

Deferred:
Federal	573	655	423
State and local	171	203	120

	744	858	543

	$744	$858	$543

        A reconciliation of the taxes on income in 2003, 2002 and 2001 is as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Tax at statutory rate	$613	$(2,475)	$397
Amortization and impairment of nondeductible goodwill and long-lived assets	—	3,161	122
State and local taxes, net of Federal benefit	111	133	89
Other	20	39	(65)

	$744	$858	$543

        The tax effects of the items comprising the Company's deferred income tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In Thousands)
Current deferred tax assets:
Uniform capitalization of inventory	$230	$228
Bad debt reserve	76	89
Warranty reserve	214	254
Inventory obsolescence	173	492
Accrued vacation	83	79
Other liabilities	205	205

Net current deferred tax asset	$981	$1,347

Non current deferred tax asset:
Net operating loss carryforward	$108	$574

	108	574
Non current deferred tax liabilities:
Excess tax over book depreciation	(1,316)	(1,404)

Net non current deferred tax liability	$(1,208)	$(830)

        At December 31, 2003, the Company has net operating loss carryforwards of approximately $0.3 million, which expire through 2022, available to offset future Federal taxable income. For the year ended December 31, 2003, the Company used net operating loss carryforwards of approximately $1.1 million to offset current Federal income taxes. Current or future changes in ownership could limit the availability to use these net operating loss carryforwards.

7.    STOCKHOLDERS' EQUITY

        On June 11, 1998, the Company increased its authorized common stock to 30,000,000 shares and its authorized preferred stock to 5,000,000 shares. On July 20, 1998, the Former Parent completed the sale of 13,636,000 shares of the Company's common stock in a public offering (the "Offering"), representing its entire investment in the Company. During 2001 and 2002 the Company issued and distributed 1,460,000 shares of its common stock as well as warrants to purchase 863,647 shares of the

Company's common stock, at an exercise price of $6.00 per share in settlement of the class action lawsuit filed against the Company in 1999. The warrants expired on June 18, 2003. None of the warrants were exercised. On August 10, 2001, the Company's stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of its common stock to 40,000,000 shares.

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

        During 2000, the Company entered into additional agreements with Crane under which the Company rents factory space and leases employees for the Company's facility in Dalton, MA. For the years ended December 31, 2003, 2002 and 2001, the Company paid Crane under these agreements, $72,000 each year, for the rental of factory space and $162,000, $151,000 and $116,000, respectively, for the leased employees, which are primarily included in cost of goods sold in the accompanying statements of operations. In addition, the Company paid Crane $5,700 for leasehold improvements on the rental space for the year ended December 31, 2001. On February 28, 2003, the Company entered into a new agreement with MasterCard which entitles MasterCard to appoint Crane as its second supplier to produce up to 20% of MasterCard's annual hologram requirements in coordination with the Company. In addition, the agreement allows MasterCard to appoint Crane as its contingent supplier under certain circumstances.

8.    SETTLEMENT AGREEMENT

        ABNH and Leonhard Kurz GmbH & Co. KG ("Kurz") entered into a Settlement Agreement dated as of July 1, 2002. Pursuant to the Settlement Agreement, Kurz will make payments to ABNH totaling $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in October 2002 in exchange for a release from any past, present and future infringements of ABNH's demetallizing and hot-stamping patents except for a future use of a specific interpretation of the demetallizing patents which is subject to a royalty based license. ABNH recorded such amounts as other income in the accompanying statement of operations in 2002, net of legal expenses of $280,000 and imputed interest of $50,000.

9.    STOCK INCENTIVE PLANS

        On August 4, 2000, the Company adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the "2000 Plan"), which was subsequently approved by the Company's stockholders at the annual meeting on September 12, 2000. On July 20, 1998, the Company adopted the 1998 Stock Incentive Plan (as amended, the "1998 Plan", and collectively with the 2000 Plan, the "Plans"). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of the Company. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 390,000 shares of common stock are available for future grants at December 31, 2003 under the Plans. Options to purchase 2,823,000 shares of common stock were outstanding under the Plans at December 31, 2003. Options to purchase an additional 15,000 shares of common stock were outstanding outside the Plans at December 31, 2003. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee's employment with the Company, unless otherwise determined by the Board of Directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

        A summary of the status of the Company's outstanding stock options as of December 31, 2003, 2002 and 2001 and changes during the years then ended follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,318,500	$2.55	2,509,500	$2.58	2,472,500	$2.64
Granted	586,000	0.91	23,000	1.02	188,000	1.83
Forfeited	(66,500)	3.61	(214,000)	2.76	(151,000)	2.69

Outstanding, end of year	2,838,000	2.19	2,318,500	2.55	2,509,500	2.58

Exercisable, end of year	2,170,251	2.54	1,944,124	2.67	1,524,069	2.91

Weighted average fair value of options granted during the year	$0.78		$0.84		$1.52

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.68 - $1.18	607,000	9.54	$0.95	9,334	$1.03
$1.67 - $1.9375	855,000	6.53	$1.86	817,417	$1.86
$2.03125 - $2.50	1,233,833	5.83	$2.31	1,201,333	$2.31
$8.50	142,167	4.55	$8.50	142,167	$8.50

$0.68 - $8.50	2,838,000	6.77	$2.19	2,170,251	$2.54

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected volatility	62.30%	63.10%	76.84%
Risk-free interest rate	3.15% to 4.25%	3.63% to 4.02%	4.97% to 5.52%
Dividend yield	—	—	—
Expected life	7.5 years	7.5 years	7.5 years

10.    EMPLOYEE BENEFITS PLANS

        Retirement Plans—On October 1, 1999, the Company implemented defined contribution plans for its employees. Aggregate contributions to such plans, which have been charged to the Company's operations, were approximately $56,000, $51,000 and $48,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

11.    COMMITMENTS AND CONTINGENCIES

        During 1991 ABNH entered into a Patent License Agreement (the "License Agreement"), which required ABNH to pay royalties in connection with certain products that ABNH produces. During 2002, the licensor under the License Agreement filed a lawsuit against ABNH in the United States District Court for the Eastern District of Washington, alleging breach of the License Agreement. In December 2002, ABNH entered into a settlement agreement whereby ABNH paid $431,250 on December 31, 2002. The payment satisfied all obligations by ABNH to pay royalties that may have been owed both for the past and the future under the License Agreement. ABNH recorded $231,250 as royalty expense in 2002, in the accompanying statements of operations to cover allegedly past due royalties and $200,000 is being amortized over the remaining life of the patents, which expire in 2005 and 2007.

        The Company currently, and from time to time, is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, is likely to have a material impact on the Company's financial position, results of operations or cash flows.

        Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 2003 and 2002, accruals for litigation matters approximated $15,000 and $10,000, respectively. The Company believes, based on information known at December 31, 2003, that anticipated probable costs of litigation matters as of December 31, 2003 have been adequately provided to the extent determinable.

        Indemnification from Former Parent—As described in Note 5, during 2000, the Company and its Former Parent entered into an agreement, which, among other matters, provide for the indemnification, under certain circumstances, of the Company by the Former Parent. The Former Parent has experienced significant financial difficulty, which may result in its inability to perform under the terms of the indemnification provided, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Product Liability Matters—The Company provides holograms in connection with a wide range of its customers' products, in which case it is possible that the Company is subject to product liabilities in association with those products or in connection with the holograms used with those products. Although the Company maintains product liability insurance, there can be no assurance that such insurance would be available to cover any such claim or available in amounts sufficient to cover all potential liabilities. As a result, product liability claims could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        Leases—The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007. The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

        Rental expense was approximately $1.3 million each year for the years ended December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2003, future minimum lease payments under noncancelable operating leases, expiring through 2007, are as follows: $1.0 million in 2004; $0.9 million in 2005; $0.9 million in 2006; and $0.8 million in 2007.

        Employment Agreements—The Company entered into employment agreements with certain of its current officers, which provide for, among other matters, minimum compensation of approximately $421,000 in 2004 and $328,000 in 2005. The agreements also provide for bonuses. In connection with these agreements, the Company granted options to acquire 1,553,000 shares of its common stock from February 1999 through December 2003, at prices ranging from $0.85 to $2.50 per share, representing the fair market value of the Company's common stock on the dates of grants.

Schedule II

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Additions
Description	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance, End of Year
	(In Thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	$210	$—		$30	(1)	$180

Allowance for obsolescence (deducted from inventory)	$1,171	$124		$884	(3)	$411

Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	$75	$160		$25	(2)	$210

Allowance for obsolescence (deducted from inventory)	$725	$710		$264	(3)	$1,171

Year ended December 31, 2001:
Allowance for doubtful accounts (deducted from accounts receivable)	$75	$17		$17	(2)	$75

Allowance for obsolescence (deducted from inventory)	$678	$300		$253	(3)	$725

(1)
Recoveries of accounts receivable.

(2)
Accounts deemed to be uncollectible.

(3)
Destruction of obsolete inventory.

S-1

QuickLinks

AMERICAN BANK NOTE HOLOGRAPHICS, INC. 2003 Form 10-K Table of Contents
Part I.
Part II
Part III
Summary Compensation Table
OPTION GRANTS IN LAST FISCAL YEAR
Part IV
SIGNATURES
AMERICAN BANK NOTE HOLOGRAPHICS, INC. INDEX TO FINANCIAL STATEMENTS ITEM 15(a)
Report of Independent Auditors
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
AMERICAN BANK NOTE HOLOGRAPHICS, INC. BALANCE SHEETS DECEMBER 31, 2003 AND 2002 (In Thousands, Except Share Data)
AMERICAN BANK NOTE HOLOGRAPHICS, INC. STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (In Thousands, Except Per Share Data)
AMERICAN BANK NOTE HOLOGRAPHICS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (In Thousands)
AMERICAN BANK NOTE HOLOGRAPHICS, INC. STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (In Thousands)
AMERICAN BANK NOTE HOLOGRAPHICS, INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
AMERICAN BANK NOTE HOLOGRAPHICS, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001