Form 10-Q
period 2004-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2004-05-10
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

☐ Yes ☒ No

The aggregate number of shares of common stock, $.01 par value, outstanding on May 5, 2004 was 18,483,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$11,843	$11,341
Accounts receivable, net of allowance for doubtful accounts of $180	3,292	3,174
Inventories	2,342	2,386
Deferred income taxes	961	981
Prepaid expenses	285	385
Other	75	150
Total current assets	18,798	18,417
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,397 and $9,238	2,499	2,490
Other assets	100	113

Total Assets	$21,397	$21,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$581	$687
Accrued expenses	1,488	1,627
Customer advances	52	49
Income taxes payable	185	—
Total current liabilities	2,306	2,363
Deferred income taxes	1,240	1,208

Total liabilities	3,546	3,571

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185
Additional paid-in capital	23,994	23,994
Accumulated deficit	(6,328)	(6,730)
Total Stockholders’ Equity	17,851	17,449

Total Liabilities and Stockholders’ Equity	$21,397	$21,020

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue:
Sales	$5,034	$4,538
Royalty income	10	44
	5,044	4,582
Costs and expenses:
Cost of goods sold	2,270	2,016
Selling and administrative	1,683	1,763
Research and development	283	268
Depreciation and amortization	160	179
	4,396	4,226

Operating income	648	356

Interest income	23	25

Income before provision for income taxes	671	381
Provision for income taxes	269	162

Net income	$402	$219

Net income per share:
Basic and diluted	$0.02	$0.01

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$402	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	179
Deferred income taxes	52	162
Changes in operating assets and liabilities:
Accounts receivable	(118)	769
Inventories	44	(29)
Prepaid expenses and other	187	298
Accounts payable and accrued expenses	(245)	(616)
Customer advances	3	(16)
Income taxes payable	185	—

Net cash provided by operating activities	670	966

Cash flows from investing activities:
Capital expenditures	(168)	(128)

Net cash used in investing activities	(168)	(128)

Increase in cash and cash equivalents	502	838
Cash and cash equivalents, beginning of period	11,341	8,659

Cash and cash equivalents, end of period	$11,843	$9,497

Supplemental cash payments:
Taxes	$11	$5

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition”).”  Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used.  Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

Customer advances represent payments received from customers for products which have not yet been shipped.  These customer advances are classified as current liabilities on the accompanying balance sheets.

Shipping and handling amounts billed to customers are included in sales and amounted to $108,000 and $75,000 for the three months ended March 31, 2004 and 2003, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three months ended March 31, 2004 and 2003. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended March 31, 2004 and 2003, the diluted number of weighted average shares outstanding was 18,871,948 and 18,484,071, respectively, which includes dilutive stock options of 388,228 shares and 351 shares, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 35% and 12% of sales for the three months ended March 31, 2004 and 2003, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended.  The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At March 31, 2004 and December 31, 2003, accounts receivable from this customer totaled $1.2 million and $1.0 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 34% and 31% of sales for the three months ended March 31, 2004 and 2003, respectively. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.5 million and $1.3 million at March 31, 2004 and December 31, 2003, respectively.

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

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

		Three Months Ended March 31,
		2004	2003
		(In thousands, except per share data)

Net income, as reported		$402	$219
Add: Non-cash employee compensation, as reported		—	—
Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	18	7
Pro forma, net income (loss)		$384	$212

Basic and diluted net income per share, as reported		$0.02	$0.01

Basic and diluted net income per share, pro forma		$0.02	$0.01

WARRANTY COSTS

The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold.  Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary.  The Company’s product warranty provision is included in accrued expenses in the accompanying balance sheets. Changes in the Company’s warranty provision are as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)

Balance at January 1	$510	$605
Warranties issued	40	40
Settlements made	(26)	(66)
Balance at March 31	$524	$579

NOTE B - INVENTORIES

Inventories consist of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$848	$800
Finished goods on consignment with customers	304	417
Work in process	811	764
Raw materials	379	405
	$2,342	$2,386

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 35% and 12% of sales for the three months ended March 31, 2004 and 2003, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaces the agreement dated February 1, 1996, as amended. The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  Sales of VISA holograms to manufacturers of VISA credit cards were approximately 34% and 31% of sales for the three months ended March 31, 2004 and 2003, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2004 and December 31, 2003, accounts receivable from this customer totaled $1.2 million and $1.0 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

Sales.  Sales increased by $0.5 million, or 10.9%, from $4.5 million for the three months ended March 31, 2003 to $5.0 million for the three months ended March 31, 2004.  The increase was due to an increase in sales of holograms for credit cards of $1.5 million primarily resulting from an increase in sales to MasterCard, which was the result of a temporary reduction in purchases by MasterCard in the first half of 2003 as well as expansion of other credit card programs, partially offset by a decrease of $1.0 million for sales of non credit card security holograms, which was primarily due to certain identification products shipped in the 2003 period that were not shipped in the current period but are expected to be shipped in varying quantities in future periods.

Royalty Income.  Royalty income decreased $34,000 from $44,000 for the three months ended March 31, 2003 to $10,000 for the same period in 2004. The decrease was due to the expiration of a patent license agreement during the 2003 period.

Cost of Goods Sold.  Cost of goods sold increased by $0.3 million, from $2.0 million for the three months ended March 31, 2003 to $2.3 million for the three months ended March 31, 2004.  As a percentage of sales, cost of goods sold increased from 44.4% in the three months ended March 31, 2003 to 45.1% for the same period in 2004.  The increase of 0.7% was primarily due to a change in product mix.

Selling and Administrative.  Selling and administrative expenses decreased $0.1 million from $1.8 million for the three months ended March 31, 2003 to $1.7 million for the three months ended March 31, 2004. As a percentage of sales, selling and administrative expenses decreased from 38.9% for the three months ended March 31, 2003 to 33.4% for the current period.  The decrease was primarily due to a decrease in selling salaries, commissions and benefits of $0.1 million.

Research and Development.  Research and development expenses remained relatively unchanged.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had $11.8 million in cash and cash equivalents and working capital of $16.5 million.

The Company’s operating activities provided cash of $0.7 million for the three months ended March 31, 2004, compared to $1.0 million of cash provided for the three months ended March 31, 2003.  Cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities were $0.6 million in the three months ended March 31, 2004. Cash flows provided by changes in operating assets and liabilities were $0.1 in the three months ended March 31, 2004 primarily due to changes in inventory, prepaid expenses and other assets, and income taxes payable being offset by changes in accounts receivable and accounts payable and accrued expenses. For the three months ended March 31, 2003, cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities provided cash of $0.6 million and changes in operating assets and liabilities provided cash of $0.4 million.

Investing activities for the three months ended March 31, 2004 and 2003 used cash of $168,000 and $128,000, respectively, for capital expenditures.

There were no financing activities for the three-month periods ended March 31, 2004 and 2003.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007.  The Company has renewal options on some locations, which provide for renewal rents based upon increases tied to the consumer price index.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such “forward-looking” statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such “forward-looking” statements. Such factors are more fully described under the caption “Business – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which should be considered in connection with a review of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

32.1             Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                       Reports on Form 8-K

Current report on Form 8-K dated March 22, 2004, reporting the Company’s results of operations for the quarter and year ended December 31, 2003.

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

Date:  May 10, 2004