Form 10-Q
period 2004-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2004-08-02
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

☐  Yes  ☒  No

The aggregate number of shares of common stock, $.01 par value, outstanding on July 30, 2004 was 18,483,720.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$13,048	$11,341
Accounts receivable, net of allowance for doubtful accounts of $180	3,331	3,174
Inventories	2,267	2,386
Deferred income taxes	978	981
Prepaid expenses	152	385
Other	—	150
Total current assets	19,776	18,417
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,559 and $9,238	2,660	2,490
Other assets	88	113

Total Assets	$22,524	$21,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,018	$687
Accrued expenses	1,535	1,627
Customer advances	101	49
Income taxes payable	449	—
Total current liabilities	3,103	2,363
Deferred income taxes	1,226	1,208

Total liabilities	4,329	3,571

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185
Additional paid-in capital	23,994	23,994
Accumulated deficit	(5,984)	(6,730)
Total Stockholders’ Equity	18,195	17,449

Total Liabilities and Stockholders’ Equity	$22,524	$21,020

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Sales	$4,907	$4,275	$9,941	$8,813
Royalty income	3	3	13	47
	4,910	4,278	9,954	8,860
Costs and expenses:
Cost of goods sold	2,260	1,988	4,530	4,004
Selling and administrative	1,751	1,628	3,434	3,391
Research and development	365	296	648	564
Depreciation and amortization	164	184	324	363
	4,540	4,096	8,936	8,322

Operating income	370	182	1,018	538

Other income:
Interest income	25	26	48	51
Patent agreement	178	—	178	—
	203	26	226	51

Income before provision for income taxes	573	208	1,244	589
Provision for income taxes	229	88	498	250

Net income	$344	$120	$746	$339

Net income per share:
Basic and diluted	$0.02	$0.01	$0.04	$0.02

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$746	$339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	363
Deferred income taxes	21	250
Changes in operating assets and liabilities:
Accounts receivable	(157)	266
Inventories	119	(17)
Prepaid expenses and other	405	505
Accounts payable and accrued expenses	239	(782)
Customer advances	52	14
Income taxes payable	449	—

Net cash provided by operating activities	2,198	938

Cash flows from investing activities:
Capital expenditures	(491)	(186)

Net cash used in investing activities	(491)	(186)

Increase in cash and cash equivalents	1,707	752
Cash and cash equivalents, beginning of period	11,341	8,659

Cash and cash equivalents, end of period	$13,048	$9,411

Supplemental cash payments:
Taxes	$11	$5

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the United States Securities and Exchange Commission (“SEC”).

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition”).”  Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used.  Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

Customer advances represent payments received from customers for products which have not yet been shipped.  These customer advances are classified as current liabilities on the accompanying balance sheets.

Shipping and handling amounts billed to customers are included in sales and amounted to $116,000 and $224,000 for the three and six months ended June 30, 2004, respectively, and $90,000 and $165,000 for the three and six months ended June 30, 2003, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three and six months ended June 30, 2004 and 2003. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and six months ended June 30, 2004, the diluted number of weighted average shares outstanding was 18,945,209 and 18,830,933, respectively, which includes dilutive stock options of 461,489 shares and 347,213 shares, respectively. For the three and six months ended June 30, 2003, the diluted number of weighted average shares outstanding was 18,499,332 and 18,487,691, respectively, which includes dilutive stock options of 15,612 shares and 3,971 shares, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 37% and 25% of sales for the three months ended June 30, 2004 and 2003, respectively, and 36% and 18% of sales for the six months ended June 30, 2004 and 2003, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended.  The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At June 30, 2004 and December 31, 2003, accounts receivable from this customer totaled $1.3 million and $1.0 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 30% and 28% of sales for the three months ended June 30, 2004 and 2003, respectively, and 32% and 30% of sales for the six months ended June 30, 2004 and 2003, respectively. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.4 million and $1.3 million at June 30, 2004 and December 31, 2003, respectively.

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

Had compensation costs for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net income, as reported	$344	$120	$746	$339
Add: Non-cash employee compensation, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	18	15	36	22
Pro forma, net income	$326	$105	$710	$317

Basic and diluted net income per share, as reported	$0.02	$0.01	$0.04	$0.02
Basic and diluted net income per share, pro forma	$0.02	$0.01	$0.04	$0.02

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Balance at beginning of period	$524	$579	$510	$605
Warranties issued	40	40	80	80
Settlements made	(78)	(106)	(104)	(172)
Balance at June 30	$486	$513	$486	$513

NOTE B - INVENTORIES

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$747	$800
Finished goods on consignment with customers	350	417
Work in process	866	764
Raw materials	304	405
	$2,267	$2,386

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 37% and 25% of sales for the three months ended June 30, 2004 and 2003, respectively, and 36% and 18% of sales for the six months ended June 30, 2004 and 2003, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended. The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  Sales of VISA holograms to manufacturers of VISA credit cards were approximately 30% and 28% of sales for the three months ended June 30, 2004 and 2003, respectively, and 32% and 30% of sales for the six months ended June 30, 2004 and 2003, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At June 30, 2004 and December 31, 2003, accounts receivable from this customer totaled $1.3 million and $1.0 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30, 2003

Sales.  Sales increased by $0.6 million, or 14.8%, from $4.3 million for the three months ended June 30, 2003 to $4.9 million for the three months ended June 30, 2004.  The increase was due to an increase in sales of holograms for transaction cards primarily resulting from an increase in sales to MasterCard, which was the result of a temporary reduction in purchases by MasterCard in the first half of 2003 as well as expansion of other transaction card programs and the implementation of a new secure government ID program.

Royalty Income.  Royalty income remained relatively unchanged.

Cost of Goods Sold.  Cost of goods sold increased by $0.3 million, from $2.0 million for the three months ended June 30, 2003 to $2.3 million for the three months ended June 30, 2004.  As a percentage of sales, cost of goods sold decreased from 46.5% in the three months ended June 30, 2003 to 46.1% for the same period in 2004.  The decrease of 0.4% was primarily due to the increase in sales volume.

Selling and Administrative.  Selling and administrative expenses increased $0.1 million from $1.6 million for the three months ended June 30, 2003 to $1.7 million for the three months ended June 30, 2004. As a percentage of sales, selling and administrative expenses decreased from 38.1% for the three months ended June 30, 2003 to 35.7% for the same period in 2004.  The increase was primarily due to an increase in selling expenses including commissions, travel and trade show expenses.

Research and Development.  Research and development expenses increased $69,000 from $296,000 for the three months ended June 30, 2003 to $365,000 for the same period in 2004. The increase was primarily due to an increase in testing expenses for new potential customers.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

Patent Agreement. On April 13, 2004, the Company entered into an agreement with a competitor in which the Company was paid $178,000 and the Company granted a limited release and a limited license to use certain of the Company’s patents for certain products that were previously produced by the competitor.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

Sales.  Sales increased by $1.1 million, or 12.8%, from $8.8 million for the six months ended June 30, 2003 to $9.9 million for the six months ended June 30, 2004.  The increase was due to an increase in sales of holograms for transaction cards of $2.4 million primarily resulting from an increase in sales to MasterCard, which was the result of a temporary reduction in purchases by MasterCard in the first half of 2003 as well as expansion of other transaction card programs and the implementation of a new secure government ID program, partially offset by a decrease of $1.3 million for sales of other holograms.

Royalty Income.  Royalty income for the six months ended June 30, 2004 decreased $43,000 from the six months ended June 30, 2003 due to the expiration of a patent license agreement.

Cost of Goods Sold.  Cost of goods sold increased by $0.5 million, from $4.0 million for the six months ended June 30, 2003 to $4.5 million for the six months ended June 30, 2004.  As a percentage of sales, cost of goods sold increased from 45.4% in the six months ended June 30, 2003 to 45.6% for the same period in 2004.

Selling and Administrative.  Selling and administrative expenses remained relatively unchanged. As a percentage of sales, selling and administrative expenses decreased from 38.5% for the six months ended June 30, 2003 to 34.5% for the six months ended June 30, 2004 as a result of the increase in sales.

Research and Development.  Research and development expenses increased $84,000 from $564,000 for the six months ended June 30, 2003 to $648,000 for the same period in 2004. The increase was primarily due to an increase in testing expenses for new potential customers.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

Patent Agreement. On April 13, 2004, the Company entered into an agreement with a competitor in which the Company was paid $178,000 and the Company granted a limited release and a limited license to use certain of the Company’s patents for certain products that were previously produced by the competitor.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had $13.0 million in cash and cash equivalents and working capital of $16.7 million.

The Company’s operating activities provided cash of $2.2 million for the six months ended June 30, 2004, compared to $0.9 million of cash provided for the six months ended June 30, 2003.  Cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities were $1.1 million in the six months ended June 30, 2004. Cash flows provided by changes in operating assets and liabilities were $1.1 in the six months ended June 30, 2004 primarily due to changes in inventory, prepaid expenses and other assets, accounts payable and accrued expenses and income taxes payable being offset by changes in accounts receivable. For the six months ended June 30, 2003, cash flows provided by net income and adjustments to reconcile net income to net cash used in operating activities provided cash of $0.9 million and there was no cash provided by the net changes in operating assets and liabilities.

Investing activities for the six months ended June 30, 2004 and 2003 used cash of $491,000 and $186,000, respectively, for capital expenditures.

There were no financing activities for the six-month periods ended June 30, 2004 and 2003.

In the coming quarters, the Company intends to begin implementing a capital investment program which is intended to enhance the efficiency of its operations and expand its product line and production capability.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007.  The Company has renewal options on some locations, which provide for renewal rents based upon a fixed annual rate or the greater of a fixed annual rate or increases tied to the consumer price index.

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

32.1 Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

Current report on Form 8-K filed May 12, 2004, reporting the Company’s results of operations for the quarter ended March 31, 2004.

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

Date: August 2, 2004