Form 10-Q
period 2004-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2004-11-12
CIK 1052489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

☒Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐Yes  ☒No

The aggregate number of shares of common stock, $.01 par value, outstanding on November 5, 2004 was 18,488,845.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$12,803	$11,341
Accounts receivable, net of allowance for doubtful accounts of $180	4,214	3,174
Inventories	2,765	2,386
Deferred income taxes	1,038	981
Prepaid expenses	423	385
Other	—	150
Total current assets	21,243	18,417
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,729 and $9,238	2,683	2,490
Other assets	76	113

Total Assets	$24,002	$21,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,373	$687
Accrued expenses	1,807	1,627
Customer advances	71	49
Income taxes payable	745	—
Total current liabilities	3,996	2,363
Deferred income taxes	1,213	1,208

Total liabilities	5,209	3,571

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,483,720 shares	185	185
Additional paid-in capital	23,994	23,994
Accumulated deficit	(5,386)	(6,730)
Total Stockholders’ Equity	18,793	17,449

Total Liabilities and Stockholders’ Equity	$24,002	$21,020

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Sales	$5,808	$4,629	$15,749	$13,442
Royalty income	—	—	13	47
	5,808	4,629	15,762	13,489
Costs and expenses:
Cost of goods sold	2,413	2,090	6,943	6,094
Selling and administrative	1,939	1,520	5,373	4,911
Research and development	319	339	967	903
Depreciation and amortization	171	184	495	547
	4,842	4,133	13,778	12,455

Operating income	966	496	1,984	1,034

Other income:
Interest income	29	22	77	73
Patent agreement	—	—	178	—
	29	22	255	73

Income before provision for income taxes	995	518	2,239	1,107
Provision for income taxes	397	220	895	470

Net income	$598	$298	$1,344	$637

Net income per share:
Basic and diluted	$0.03	$0.02	$0.07	$0.03

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$1,344	$637
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	495	547
Deferred income taxes	(52)	470
Provision for doubtful accounts	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,040)	477
Inventories	(379)	331
Prepaid expenses and other	145	272
Accounts payable and accrued expenses	866	(655)
Customer advances	22	24
Income taxes payable	745	—

Net cash provided by operating activities	2,146	2,073

Cash flows from investing activities:
Capital expenditures	(684)	(201)

Net cash used in investing activities	(684)	(201)

Increase in cash and cash equivalents	1,462	1,872
Cash and cash equivalents, beginning of period	11,341	8,659

Cash and cash equivalents, end of period	$12,803	$10,531

Supplemental cash payments:
Taxes	$181	$5

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $92,000 and $316,000 for the three and nine months ended September 30, 2004, respectively, and $105,000 and $270,000 for the three and nine months ended September 30, 2003, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,483,720 in each of the three and nine months ended September 30, 2004 and 2003. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and nine months ended September 30, 2004, the diluted number of weighted average shares outstanding was 18,808,489 and 18,823,452, respectively, which includes dilutive stock options of 324,769 shares and 339,732 shares, respectively. For the three and nine months ended September 30, 2003, the diluted number of weighted average shares outstanding was 18,608,109 and 18,509,767, respectively, which includes dilutive stock options of 124,389 shares and 26,047 shares, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 37% and 45% of sales for the three months ended September 30, 2004 and 2003, respectively, and 36% and 28% of sales for the nine months ended September 30, 2004 and 2003, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended.  The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At September 30, 2004 and December 31, 2003, accounts receivable from this customer totaled $1.4 million and $1.0 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 28% and 34% of sales for the three months ended September 30, 2004 and 2003, respectively, and 31% and 31% of sales for the nine months ended September 30, 2004 and 2003, respectively. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.3 million at both September 30, 2004 and December 31, 2003.

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

Had compensation costs for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$598	$298	$1,344	$637
Add: Non-cash employee compensation, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	18	12	54	34

Pro forma, net income	$580	$286	$1,290	$603

Basic and diluted net income per share, as reported	$0.03	$0.02	$0.07	$0.03
Basic and diluted net income per share, pro forma	$0.03	$0.02	$0.07	$0.03

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
	(In thousands)		(In thousands)
Balance at beginning of period	$486	$513	$510	$605
Warranties issued	40	40	120	120
Settlements made	(56)	(83)	(160)	(255)
Balance at September 30	$470	$470	$470	$470

NOTE B - INVENTORIES

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$1,205	$800
Finished goods on consignment with customers	308	417
Work in process	932	764
Raw materials	320	405
	$2,765	$2,386

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 37% and 45% of sales for the three months ended September 30, 2004 and 2003, respectively, and 36% and 28% of sales for the nine months ended September 30, 2004 and 2003, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended. The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  Sales of VISA holograms to manufacturers of VISA credit cards were approximately 28% and 34% of sales for the three months ended September 30, 2004 and 2003, respectively, and 31% and 31% of sales for the nine months ended September 30, 2004 and 2003, respectively. The Company does not have long-term purchase contracts with VISA and supplies holograms to approximately 50 VISA authorized card manufacturers pursuant to purchase orders. Currently the Company is one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. If either MasterCard or VISA were to terminate its respective relationship with the Company or substantially reduce their orders, there would be a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At September 30, 2004 and December 31, 2003, accounts receivable from this customer totaled $1.4 million and $1.0 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED

SEPTEMBER 30, 2003

Sales.  Sales increased by $1.2 million, or 25.5%, from $4.6 million for the three months ended September 30, 2003 to $5.8 million for the three months ended September 30, 2004.  The increase was primarily due to the implementation of new customer programs in the transaction card, identity document and product authentication markets.

Cost of Goods Sold.  Cost of goods sold increased by $0.3 million, from $2.1 million for the three months ended September 30, 2003 to $2.4 million for the three months ended September 30, 2004.  As a percentage of sales, cost of goods sold decreased from 45.2% in the three months ended September 30, 2003 to 41.5% for the same period in 2004.  The decrease of 3.7% was primarily due to the increase in sales volume.

Selling and Administrative.  Selling and administrative expenses increased $0.4 million from $1.5 million for the three months ended September 30, 2003 to $1.9 million for the three months ended September 30, 2004. As a percentage of sales, selling and administrative expenses increased from 32.8% for the three months ended September 30, 2003 to 33.4% for the same period in 2004.  The increase was primarily due to an increase in selling expenses of $0.1 million primarily related to selling salaries, commissions, benefits and outside sales agent expenses and administrative expenses of $0.3 million, primarily due to salaries and benefits, professional fees, travel and recruitment.

Research and Development.  Research and development expenses remained relatively unchanged.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED

SEPTEMBER 30, 2003

Sales.  Sales increased by $2.3 million, or 17.2%, from $13.4 million for the nine months ended September 30, 2003 to $15.7 million for the nine months ended September 30, 2004.  The increase was primarily due to the expansion of certain existing customer accounts and the implementation of new customer programs in the transaction card, identity document and product authentication markets.

Royalty Income.  Royalty income remained relatively unchanged.

Cost of Goods Sold.  Cost of goods sold increased by $0.8 million, from $6.1 million for the nine months ended September 30, 2003 to $6.9 million for the nine months ended September 30, 2004.  As a percentage of sales, cost of goods sold decreased from 45.3% in the nine months ended September 30, 2003 to 44.1% for the same period in 2004.  The decrease of 1.2% was primarily due to the increase in sales volume.

Selling and Administrative.  Selling and administrative expenses increased $0.5 million from $4.9 million for the nine months ended September 30, 2003 to $5.4 million in the current period. As a percentage of sales, selling and administrative expenses decreased from 36.5% for the nine months ended September 30, 2003 to 34.1% for the nine months ended September 30, 2004. The increase in expenses was primarily due to an increase in selling expenses of $0.1 million, primarily related to increases in selling salaries, commissions, benefits and outside sales agent expenses and administrative expenses of $0.4 million, primarily due to salaries and benefits, professional fees, travel and recruitment.

Research and Development.  Research and development expenses increased $0.1 million from $0.9 million for the nine months ended September 30, 2003 to $1.0 million for the same period in 2004. The increase was primarily due to an increase in research and development testing expenses in the current period.

Depreciation and Amortization.  Depreciation and amortization remained relatively unchanged.

Interest Income.  Interest income remained relatively unchanged.

Patent Agreement. On April 13, 2004, the Company entered into an agreement with a third party in which the Company was paid $0.2 million and the Company granted a limited release and a limited license to use certain of the Company’s patents for certain products that were previously produced by the third party.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had $12.8 million in cash and cash equivalents and working capital of $17.2 million.

The Company’s operating activities provided cash of $2.1 million for the nine months ended September 30, 2004, compared to $2.0 million of cash provided for the nine months ended September 30, 2003.  Cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities were $1.8 million in the nine months ended September 30, 2004. Cash flows provided by changes in operating assets and liabilities were $0.3 in the nine months ended September 30, 2004 primarily due to changes in accounts payable and accrued expenses, income taxes payable and prepaid expenses and other assets being offset by changes in accounts receivable and inventories. For the nine months ended September 30, 2003, cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities provided cash of $1.6 million and cash flows provided by the net changes in operating assets and liabilities were $0.4 million, primarily due to changes in accounts receivable, inventories and prepaid expenses and other assets being offset by changes in accounts payable and accrued expenses.

Investing activities for the nine months ended September 30, 2004 and 2003 used cash of $0.7 million and $0.2 million, respectively, for capital expenditures.

There were no financing activities for the nine-month periods ended September 30, 2004 and 2003.

The Company is implementing a capital investment program which is intended to enhance the efficiency of its operations and expand its product line and production capability.

The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2007.  The Company has renewal options on some locations, which provide for renewal rents based upon a fixed annual rate or the greater of a fixed annual rate or increases tied to the consumer price index.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such “forward-looking” statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such “forward-looking” statements. Such factors are more fully described under the caption “Business — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which should be considered in connection with a review of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 3, 2004, the Company held its annual meeting of stockholders.  For more information on the following proposals, refer to the Company’s proxy statement dated May 28, 2003, the relevant portions of which are incorporated herein by reference.

1.               The stockholders elected each of the five nominees to the Company’s Board of Directors who will serve until the 2004 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Withheld

Kenneth H. Traub	13,148,193	933,268
Salvatore F. D’Amato	14,009,217	132,244
Fred J. Levin	13,682,074	459,387
Douglas A. Crane	13,571,802	569,659
Mark J. Bonney	13,688,796	452,665

2.               The stockholders ratified the selection of Ernst & Young LLP as the independent auditors of the Company:

For	14,064,892
Against	63,587
Abstain	12,982
Broker No Vote	0

Total	14,141,461

ITEM 6.  EXHIBITS

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

AMERICAN BANK NOTE

HOLOGRAPHICS, INC.

By: /s/ Kenneth H. Traub

_______________

Kenneth H. Traub

President and Chief Executive Officer

By: /s/ Alan Goldstein

_______________

Alan Goldstein

Vice President,

Chief Financial Officer and

Chief Accounting Officer

Date:  November 12, 2004