Form 10-K
period 2004-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2005-03-31
CIK 1052489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of to

Commission File No. 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3317668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

399 EXECUTIVE BOULEVARD ELMSFORD, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2004, was approximately $32,859,300.  Shares of common stock held by each officer and director and by each person who controls 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The aggregate number of shares of common stock, $.01 par value, outstanding on March 15, 2005 was 18,517,907.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

2004 Form 10-K

Table of Contents

Part I

Item 1.	Business.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Control Procedures.
Item 9B.	Other Information.

Part III

Item 10.	Directors and Executive Officers of Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

Index to Financial Statements

Part I.

Item 1. BUSINESS.

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces and markets holograms. Our holograms are used primarily for security applications such as counterfeiting protection and authentication of transaction cards, identification cards, documents of value and consumer products. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are used by over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Quaker State, Sony, Sears, Exxon Mobil and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for design and promotional applications.

We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

•                  our reputation as a quality supplier of secure holograms with over 20 years of experience in the industry,

•                  our expertise in holographic technology and production techniques which enables us to offer effective security solutions for a variety of end use markets and application environments,

•                  our secure production and distribution processes and capabilities which qualify us to meet the security requirements of security conscious customers,

•                  our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit, and

•                  our ISO 9001:2000 certified manufacturing facilities, which allow us to mass produce our products in accordance with the highest quality standards.

The Holography Industry

A hologram is a unique type of image that is created through the diffraction of light at pre-determined angles to create various visual effects.  Holograms are created with special laser configurations and do not use ink, thereby enabling a holographic image to be easily distinguished from a traditionally printed or copied image. When a hologram is viewed from different angles, the viewer is able to see features such as depth and movement, which would not typically be possible in most two-dimensional images. Holograms can also include information that is detectable only with the aid of special devices.

The holography industry is divided into two main sectors: security and non-security.

Security

The security sector of the holography industry includes products that protect and authenticate transaction cards, documents of value, consumer and industrial products and identification cards. Using holography, and other techniques, we can develop a unique holographic security device for each customer with which to identify and protect the customer’s products. Holograms provide the following major benefits as security devices:

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

•                  Parallax - images created on different planes that move in relation to one another when viewed from different angles.

•                  Secondary Flip Image - an image that appears and disappears when viewed at certain angles.

•                  Diffractive Mercurial - a bright, sharp, color shifting two-dimensional image.

•                  Animation - a two or three-dimensional image that gives the illusion of motion.

•                  covert features - hidden features that can only be detected with high-powered microscopes or specialized readers can be incorporated into a hologram to make it more difficult to counterfeit, facilitate verification in the field and support forensic investigation. Covert features that we offer include:

•                  Hidden Latent Image - a hidden element within a holographic image that is machine-readable only with a proprietary reader.

•                  HoloScan™ - ABNH’s hidden machine readable code within a holographic image that can be read with special readers.

•                  Micro Imagery - text or a logo within a holographic image that is visible only under magnification.

•                  Nano Imagery - microscopic text or a logo within a holographic image that is visible only with high-powered magnification.

•                  physical features - features that can be combined with holographic materials to increase the security of the holographic product. Physical features that we offer include:

•                  Micro-demetallization - a feature whereby a designed portion of the vacuum deposited aluminum materials are removed from the holographic film to create additional unique aesthetic features that can be used to differentiate and authenticate the materials.  This can be used to create see through screens, additional micro text in the metallization layer, and images that are only visible under magnification.

•                  Tamper Apparent - an invisible feature used in labels which when combined with the holographic image will act as a self destructive layer and produce a predictable release pattern that indicates that a product has been tampered with or altered.  This release pattern can be in the form of a customized or generic design.

•                  Holomagnetics – an integrated hologram and magnetic stripe that is functionally equivalent to a traditional magnetic stripe, but has the security of an integrated hologram.

•                  Taggants – unique features which are added during the manufacturing process to the holographic films or coatings that are verifiable by specialized equipment.

The security sector of the holography industry addresses concerns relating to counterfeiting, diversion, tampering and fraud. The cost of the hologram is generally relatively small compared to the value of the item being protected and the risk of loss. Consequently, customers typically select suppliers primarily based on the effectiveness of their security solutions, quality, reliability and price.

Our research, product development, marketing and sales activities are primarily focused on the security sector of the holography industry.  We offer a diverse set of security, authentication and design features. Based on customer specific needs and applications, we can combine these techniques creating a unique set of effects in a well-constructed and effective holographic security product.

Non-Security

The non-security sector of the holography industry includes design, packaging and other decorative applications.

The unique visual appeal of holograms makes them attractive for use on consumer products. Holograms are used to enhance the design of a wide variety of products including greeting cards, decorative clothing, point-of-purchase displays, and for other promotional uses. Holograms are also used for packaging of food and other products. These holograms are generally used on consumer product packaging for their eye-catching appeal, including packaging for candy, beer, toothpaste, soft drinks and other consumer products. Non-secure holograms are generally not as complex, secure or proprietary as security holograms. Since there are more companies capable of producing non-secure holograms than there are qualified to produce and market security holograms, the competition is more intense in the non-security sector, and the margins are typically lower than in the security market. Customers in the non-security sector of the holographic industry typically distinguish between suppliers primarily based upon price, quality and production capacity.

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

Holographic Hot-Stamp Patch. Our largest source of revenue since our inception has been security holograms embossed into hot-stamp foil, for credit card authentication. Holographic hot-stamp patches can also enhance the design and branding of a card. Our customers for this product include the issuers or printers of MasterCard, Visa, American Express, Discover, Diners Club and various other retail and payment cards. We are the market leader in this segment and have developed a secure, global distribution system for secure holograms to the payment card industry.

HoloMagTM. Our technology for combining a hologram with the magnetic stripe on a card. HoloMag not only enables efficient utilization of real estate on the card with attractive imagery on the magnetic stripe, but it significantly enhances card security. Multiple levels of security plus distinct visual recognition make this device a very effective tool against counterfeiting.

HoloCardTM. HoloCard incorporates a hologram on a card’s entire face, creating a customized marketing tool and a counterfeit deterrent. A full-faced hologram can support brand recognition, product enhancement campaigns, customer retention and overall product differentiation efforts.

Identification Documents. We provide secure holographic laminates and patches for identity documents such as national ID cards, passports, government credentials, military credentials and drivers’ licenses. We have patents on demetallized holograms which are transparent and used to see printed information under the holograms.

We believe there are significant security advantages for demetallized holograms used on ID cards and other documents.  We currently supply demetallized laminates for certain secure U.S. government credentials as well as national identity cards for certain foreign countries.  We believe there is a need to improve the security of many identity documents used in the United States and other countries, and we are proposing security holograms as a component of the security enhancements that are being considered by major issuers of identification documents.

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

HoloSealTM. HoloSeal integrates several key security features into one innovative device. A high security hologram, customized tamper-apparent break pattern, black light verification system and machine-readable embedded code are all features of this security label. In addition, HoloSeal can be manufactured to be transparent or semi-transparent so that printed regulatory or marketing copy can be seen through the hologram.

HoloCapTM. HoloCap is ABNH’s innovative approach to sealing bottles or containers with a higher level of security. Utilizing an induction seal process, this application provides for authentication, tamper-resistance and branding. A holographic layer becomes part of the seal itself. HoloCap can be combined with other security features to create an effective approach for the security needs of a wide range of sealed products.

Holographic Shrink Sleeves. ABNH has developed a heat-shrink seal with an integrated holographic stripe that can be applied to the lids of bottles to deter product fraud and tampering. By including overt and covert security features within the hologram, a customized tamper-apparent break pattern and an embedded black light verification system, ABNH’s holographic shrink sleeves provide manufacturers of bottled goods with a tool to combat criminals that, at the same time, can be easily integrated into a customer’s existing manufacturing operations.

Documents of Value. Concerns over counterfeiting and copying have led to an increased use of holograms produced by international suppliers for international markets for currency, checks, gift certificates, tax stamps and other financial instruments. Holographic products for paper documents of value include:

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

Strategy

Protect and Enhance Our Position in Our Core Transaction Card Business. We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with companies such as MasterCard, VISA, American Express, Diners Club, Discover and many of the major security card manufacturers. We intend to maintain our leadership position in the card industry and grow through excellent customer service and the distribution of new products, such as HoloMag, that address the security needs and design objectives of this market.

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

Control Costs. We intend to invest in more efficient operations and prudently manage our expenses to strengthen our competitive position and enhance profitability.

Strengthen Operational Capabilities. We intend to invest in enhancing our production and operational capabilities to broaden our product range, improve the products and services we provide to our customers and to gain operational efficiencies.

Production Process

We are one of the most experienced security production companies in the holographic industry. We have ISO certified security production facilities containing a total of nine origination laboratories and twenty-one mass replication lines as well as extensive security and quality control procedures. We will be investing in moving, consolidating, enhancing and expanding these production capabilities in 2005. We also have a distribution network for secure holographic products.

Our production process is integrated to handle most aspects of production, including materials sourcing, processing, finishing, packaging, storage and logistics. From time to time, we subcontract certain production functions or customer orders to third parties. The production process consists of the following steps:

Design

The first step of the production process is the design of the hologram. In our art department, our experienced personnel work with the customer to develop a conceptual design that incorporates the necessary features, both security and non-security, to satisfy the customer’s requirements.

Origination

After the design has been completed, various laser-ready components (magnetic disc, three-dimensional sculpture, flat art, etc., referred to as “information”) are delivered to our origination studios.

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

Plate Making

Once the origination process is completed, a plate is created in order to permit mass production. The “one-up” image is “step and repeated” to a pre-determined size with multiple identical images recorded on a photo-resist glass. We have designed and built a proprietary step and repeat process to create very precise plates for mass production of tightly registered images. The glass is then converted to a production plate in an electrolytic process where nickel is grown on the surface of the glass. Nickel is used because its molecular nature allows for an exact transfer of the origination to the production plate.

We believe that our plate making process is an important component of our ability to mass-produce our secure holograms with high precision.

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

We employ three methods of mass-production of holograms. Hard embossing transfers images to an aluminum foil/polyester substrate through heat and pressure. Heat and pressure on the holographic plate force the holographic image into the foil, which is then converted into the final product. Soft or compliant embossing permits embossing into pre-metallized and other films and allows for embossing on wider-web materials.

The other method of mass production we employ is casting. We developed a proprietary casting method involving ultraviolet curing, which we refer to as In-Situ Polymeric Replication. Using this method, a polymer is transferred to a substrate (polyester, polypropylene, etc.) which is then put in contact with the holographic plate so that holographic imagery is replicated. The material is then metallized using a vacuum deposition process.

Finishing for each of these methods may include some combination of metallization, demetallization, application of adhesive, magnetic coating, slitting, die-cutting, lamination and custom numbering. The completed holographic material may then be applied to the customer’s product.

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

In 2005, we intend to move and consolidate our facilities from Elmsford, New York and Huntingdon Valley, Pennsylvania into a new facility in Robbinsville, New Jersey. (See “Manufacturing Facilities” below and “Item 2. Properties”). We will begin the ISO 9001-2000 certification process for this facility during 2005.

Information Technology

We have implemented an integrated enterprise resource planning system that provides information for management decision making.  We made improvements to this system in 2004 and we intend to make further improvements in 2005 in connection with the move to the new facility in Robbinsville, New Jersey.

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

•                  Develop better solutions for our customers’ problems.

•                  Create features which differentiate our products from those of our competitors.

•                  Develop and improve processing techniques to improve the quality and reduce the costs of our products.

Manufacturing Facilities

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which will be the future site of our primary operations. We will be doing construction within this facility to meet our specialized operational and security requirements through approximately May 2005. The new facility provides substantial room for expansion as we will consolidate our operations that are currently being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility in Robbinsville, New Jersey. We are also acquiring additional equipment and technology to be installed in the new facility in order to broaden our capabilities to serve our target customers, expand capacity and improve efficiency. See “Item 2. Properties.”

Sales and Marketing

In 2004, we provided holographic products to over 200 customers worldwide. We are the exclusive supplier of holograms to MasterCard and we are one of two authorized manufacturers of VISA holograms for sale to approved manufacturers of VISA cards. In addition, we supply holograms to American Express, Diners Club, Discover, Sony, Sears, Eli Lilly, Quaker State, agencies of the United States government, foreign governments and other companies.

In the sales department we currently employ a Vice President of Sales, a Vice President of Corporate Development, three full-time, incentive-compensated salespeople and two customer sales service personnel. We also utilize incentive-based international sales agents around the world.

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

Pricing decisions are generally made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the Card Tech/SecureTech trade show, Cartes and a number of other security industry conferences.

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

We cannot assure you that the degree of protection offered by our patents is sufficient, the success of any of our enforcement actions or the likelihood that patents will be issued for pending applications. Competitors in the U.S. and foreign countries may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products.

Employees

As of March 15, 2005, we employed 106 persons of which 61 are covered by collective bargaining agreements.  We consider our relations with our employees to be good.  We are party to collective bargaining agreements with Paper, Allied-Industrial, Chemical & Energy Workers International Union Local 1-0318 (“Local 1-0318”) and PACE International Union Local 286 (“Local 286”).  The agreement with Local 1-0318 has a three-year term, will expire on December 31, 2006 and covers 21 employees in our Elmsford, New York facility. In connection with our move to Robbinsville, New Jersey, we have entered into a closure agreement with Local 1-0318, dated March 19, 2005, that provides for the termination of the contract with Local 1-0318, which will occur in approximately May 2005. The agreement with Local 286 has a five-year term, will expire on January 28, 2010, currently covers 40 employees and will cover approximately 60 employees in our Robbinsville, New Jersey facility when the facility becomes operational in 2005.

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

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

•                  timing of customer orders,

•                  customer business cycles,

•                  cancellation or expiration of customer contracts or programs,

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

Sales to credit card companies accounted for approximately 84% of our total sales in 2004 and 76% of our total sales in 2003.  Sales to MasterCard and approved manufacturers of VISA brand credit cards together accounted for approximately 66% of our total sales in 2004 and 63% of our total sales in 2003.

We entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended.  We entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained us to produce a new hologram for the Debit MasterCard and extended the agreement to February 2011, subject to automatic renewal if not terminated by either party.  Currently, we are one of two companies authorized to manufacture and sell VISA Dove holograms to manufacturers of VISA brand credit cards. On March 15, 2005, VISA announced its intention to phase out the Dove hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. We expect to supply our holographic magnetic stripe product, HoloMagTM, for VISA cards, but we cannot assure you that future sales of HoloMag to VISA’s authorized card manufacturers will be as successful or profitable as our historical sales of the VISA Dove hologram.  Furthermore, we have limited experience in producing and selling HoloMag.  We do not have a contract with VISA that commits them or their authorized card manufacturers to purchase any Dove holograms or HoloMag from us.  If we were to lose a substantial portion of our business with either MasterCard or VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from these customers or if we experience delays or cancellations of orders from these customers, our business and financial performance will be materially and adversely affected.

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

Our business is dependent to some extent upon our proprietary technology. We utilize a combination of patents, trade secrets and confidentiality agreements, as well as restricted access and other forms of intellectual property protection to safeguard certain of our proprietary technology and processes. We also hold certain trademarks with respect to certain products and services. We cannot be certain as to the degree of protection offered by any of our patents or as to the likelihood that patents will be issued for any of our pending applications. Certain of our patents have expired and others have been declared invalid in the past. Other patents will expire over the next several years. The expiration of patents has resulted in our royalty income decreasing materially in 2004 and 2003 from the 2002 amounts. We can not assure you that we will be able to maintain the confidentiality of our trade secrets or that our confidentiality agreements will provide meaningful protection of our trade secrets or other proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of our patents or of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention.

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

The relocation of our primary operations, including our manufacturing operations may subject us to increased costs and a disruption in our operations.

We intend to relocate and consolidate our primary operations, including our manufacturing operations from our Elmsford, New York and Huntingdon Valley, Pennsylvania facilities to a new facility in Robbinsville, New Jersey in approximately May 2005. We expect to incur significant costs in transitioning our operations to this location. These costs shall include costs associated with our existing leases, vacating our current facilities, relocating, terminating and recruiting certain employees, moving equipment and other related expenses.  The leases for our current facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania run through December 2007 and July 2007, respectively.  Any difficulties in the relocation of our operations may also disrupt our manufacturing activities, which could delay product shipments, increase production costs and could cause our relationships with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

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

Our common stock trades on the over-the-counter bulletin board (OTCBB), an electronic quotation service. Our current stock price does not meet the minimum stock price requirement of the New York Stock Exchange or NASDAQ. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may experience:

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

Sales derived from customers outside the United States were 21% of our total sales in 2004 and 28% of our total sales in 2003. Our international sales are subject to risks, including:

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

As of March 15, 2005, we had approximately 18,517,907 shares of our common stock issued and outstanding and 2,729,000 additional shares of common stock reserved for issuance upon exercise of outstanding stock options. If the holders of shares of common stock acquired upon the exercise of outstanding options were to sell a significant amount of their shares into the open market, the market price of our common stock could be adversely affected. The sales might also make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

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

Our executive officers and directors and entities related to them, in the aggregate, beneficially own approximately 24.5% of our common stock as of March 15, 2004, which includes 18.3% owned by Crane & Co., Inc., an investor related to Douglas A. Crane, one of our directors. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Such a concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

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

Item 2. PROPERTIES.

We maintain secure hologram manufacturing facilities in Elmsford, New York, Huntingdon Valley, Pennsylvania and Dalton, Massachusetts. On December 14, 2004, we entered into certain agreements to lease a new facility located in Robbinsville, New Jersey, which will be the future site of our primary operations. We expect to cease operations in our Elmsford, New York and Huntingdon Valley, Pennsylvania facilities by approximately May 2005.  We believe that following the move of our principal operations to Robbinsville, New Jersey our facilities will be adequate to meet our current requirements and provide the additional space necessary to allow for the acquisition of new equipment to upgrade and expand our production capabilities.

Our 134,000 square foot leased facility at Robbinsville, New Jersey will serve as our headquarters and include substantially all of our principal operations, including our design, engineering, research and development, holographic origination, plate making and manufacturing and quality control for numerous holographic products. We expect this facility to be operational in approximately May 2005.  The initial lease term for the new facility is through May 2017 and at the expiration of the lease, we have options to renew the lease for three consecutive five year periods and we also have an option to purchase the building.

Our 57,200 square foot leased facility at Elmsford, New York currently serves as our headquarters and includes our design, engineering, research and development, holographic origination, plate making and manufacturing and quality control for certain of our holographic products.  We expect to vacate this facility in approximately May 2005.  This lease expires in December 2007 and we are currently searching for a suitable tenant, if any, to sublease the facility for the duration of the lease term following the cessation of our operations in this facility.

Our 30,000 square foot leased facility at Huntingdon Valley, Pennsylvania is currently dedicated to the manufacturing and quality control for certain of our holographic products.  We expect to vacate this facility by approximately May 2005.  This lease expires in July 2007 and we are currently searching for a suitable tenant, if any, to sublease the facility for the duration of the lease term following the cessation of our operations in this facility.

Our 2,400 square foot leased facility at Dalton, Massachusetts was opened in 2000 and is also dedicated to the production of security holograms. The lease, which is for successive one year periods ending on October 31, automatically renews unless 120 days advance notice is given by either party not to renew. We will continue to occupy this facility after our relocation to the Robbinsville, New Jersey facility.

Each of our facilities is constantly monitored for security, and has uniformed security personnel on site, 24 hours a day, seven days a week. Our Director of Security is responsible for the physical security of each facility, access and egress, monitoring employee integrity, and safeguarding of machinery, materials, work-in-process and finished product until shipping. The security department witnesses material destruction and supervises the transfer of security shipments. Each facility is equipped with full perimeter alarms enhanced by window glass break sensors, internal motion detectors and closed circuit video monitoring of security sensitive areas.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the NASD’s Over-the-Counter Bulletin Board quotation service under the symbol “ABHH,” since March 31, 2000.  Our securities are not listed or quoted on any exchange or other quotation system.

The following table sets forth the high and low closing prices of our common stock for each quarter of 2003, 2004 and the period from January 1 through March 18 of 2005.

	High	Low
2003
First Quarter	$0.98	$0.71
Second Quarter	1.22	0.79
Third Quarter	1.29	1.05
Fourth Quarter	1.53	1.08

2004
First Quarter	$2.40	$1.50
Second Quarter	2.95	1.88
Third Quarter	2.58	1.96
Fourth Quarter	3.98	2.45

2005
First Quarter (through March 18, 2005)	$3.50	$2.75

As of March 1, 2005, there were approximately 530 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2000 (b)	2001	2002	2003	2004
STATEMENT OF INCOME DATA:
Revenue:
Sales (a)	$19,029	$20,016	$18,665	$18,284	$21,263
Royalty income	444	466	555	48	13
	19,473	20,482	19,220	18,332	21,276
Costs and expenses:
Cost of goods sold	8,876	9,962	8,926	8,279	9,161
Selling and administrative (a)	8,085	7,314	7,136	6,518	7,070
Research and development	928	1,233	1,143	1,142	1,270
Depreciation and amortization	1,076	1,097	800	739	830
Facility consolidation					242
Impairment of goodwill and fixed assets (c)	—	—	9,298	—	—
	18,965	19,606	27,303	16,678	18,573

Operating income (loss)	508	876	(8,083)	1,654	2,703

Other income (expense):
Interest, net	(512)	258	113	97	121
Settlement with Former Parent	519	—	—	—	—
Settlement of shareholder litigation	(3,508)	—	—	—	—
Patent settlement and other	—	—	691	—	178
	(3,501)	258	804	97	299

Income (loss) before provision for (benefit from) income taxes	(2,993)	1,134	(7,279)	1,751	3,002
Provision for (benefit from) income taxes	(1,110)	543	858	744	1,201
Net income (loss)	$(1,883)	$591	$(8,137)	$1,007	$1,801

Net income (loss) per share:
Basic and diluted	$(0.12)	$0.03	$(0.44)	$0.05	$0.10

Weighted average shares outstanding:
Basic	15,421	18,484	18,484	18,484	18,489
Diluted	15,421	18,484	18,484	18,526	18,907

	December 31,
	2000	2001	2002	2003	2004
BALANCE SHEET DATA:
Working capital	$10,377	$11,884	$14,091	$16,054	$17,218
Total assets	29,134	28,586	20,130	21,020	25,211
Total debt	—	—	—	—	—
Total stockholders’ equity	23,988	24,579	16,442	17,449	19,314

(a)          Sales have been adjusted for 2000 to reflect the reclassification of shipping charges billed to customers, which were previously netted in selling and administrative expenses.

(b)         During the year ended December 31, 2000, we incurred costs of $3.4 million regarding the settlement of the shareholder litigation, and $0.1 million in connection with fines and costs incurred regarding the SEC and U.S. Attorney investigations. In addition, we reversed $0.5 million from accounts payable and accrued expenses resulting from a settlement, which we entered into with our Former

Parent. These costs are included in other income (expense) on the accompanying statement of operations. Additionally in the third quarter of 2000, our insurance carriers agreed to pay us $750,000 as a product liability reimbursement, which we included in cost of sales.

(c)          As a result of our annual test for impairment of goodwill, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Financial Statements).   As a result of our review of long-lived assets for impairment during the quarter ended December 31, 2002, we recorded an impairment charge of $1.9 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Financial Statements).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our financial statements, including the notes thereto, which appear elsewhere in this report.

Overview

ABNH was, until July 20, 1998, a wholly-owned subsidiary of American Banknote Corporation (“ABN” or the “Former Parent”). On that date, ABN completed the sale of 13,636,000 shares of our common stock in an initial public offering (the “Offering”), representing ABN’s entire investment in ABNH. We did not receive any proceeds from the Offering.

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

Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries utilize holograms as authentication devices to reduce potential losses.

A significant portion of our business is derived from orders placed by credit card companies, including MasterCard and manufacturers of VISA brand credit cards and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to MasterCard for the years ended December 31, 2004, 2003 and 2002 were approximately 35%, 33%, and 41%, respectively. We entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended.  We entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained us to produce a new hologram for the Debit MasterCard and extended the agreement to February 2011, subject to automatic renewal if not terminated by either party.  The new agreement provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006.  We are currently the exclusive supplier to MasterCard.  Sales to VISA card manufacturers were approximately 31%, 30%, and 26%, respectively, of sales for the years ended December 31, 2004, 2003 and 2002.  Currently we are one of two companies authorized to manufacture and sell VISA Dove holograms to manufacturers of VISA brand credit cards. On March 15, 2005, VISA announced its intention to phase out the Dove hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe.  We expect to supply our holomagnetic stripe product, HoloMag, for VISA cards, but we cannot assure you that future sales of HoloMag to VISA’s authorized card manufacturers will be as successful or profitable as our historical sales of the VISA Dove hologram.  We do not have a contract with VISA that commits them or their authorized card manufacturers to purchase any Dove holograms or HoloMag from us.  If we were to lose a substantial portion of our business with either MasterCard or VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from these customers or if we experience delays or cancellations of orders from these customers, our business and financial performance will be materially and adversely affected.

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product where the sale is contingent upon the customers’ use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At December 31, 2004 and 2003, accounts receivable from this customer totaled $1.1 million and $1.0 million, respectively.

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

During 2004, 2003 and 2002, export sales accounted for approximately 21%, 28% and 27%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

Cost of goods sold includes raw materials such as nickel, foils, films and adhesives; labor costs; manufacturing overhead; and hologram origination costs (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process). As a result, costs of goods sold are affected by product mix, manufacturing yields, costs of materials and services from our suppliers and labor.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product where the sale is contingent upon the customers’ use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at our on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

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

Impairment of Goodwill and Long-Lived Assets

We account for goodwill and long-lived assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 142, which provides that goodwill should not be amortized but instead tested for impairment on an annual basis, was adopted by us on January 1, 2002.  The impairment testing is performed in two steps: (i) the determination of impairment, based on our fair value compared with our carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.    We performed the annual test for impairment required by SFAS No. 142 during the year ended December 31, 2002.  At that time, our fair value (based on quoted market prices) was found to be less than our carrying amount, and accordingly, we recorded a $7.4 million impairment charge for the year ended December 31, 2002.  This charge represents the full impairment of the goodwill that was on our balance sheet prior to December 31, 2002. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2002, we recorded a charge for the impairment of long-lived assets of $1.9 million to write off fixed assets consisting of master plates which will no longer be used. This charge represents the full impairment of this long-lived asset that was on our balance sheet prior to December 31, 2002. The goodwill and the long-lived assets arose through purchase accounting by our Former Parent, as it related to us, in connection with our Former Parent’s 1990 merger.

Results of Operations

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Sales. Sales increased by $3.0 million, or 16.3%, from $18.3 million in 2003 to $21.3 million in 2004. The increase was due to an increase in sales of holograms for transaction cards to existing customers of $3.0 million, the creation of new programs for transaction cards for $0.9 million in 2004, and the creation of new programs for identification products for $0.4 million in 2004, which was partially offset by sales of $1.3 million of identification products in 2003 that did not recur in 2004.  In addition, we commenced new programs in pharmaceutical and other consumer product protection which offset a reduction in other lower margin international label sales.

Royalty Income. Royalty income remained relatively unchanged.

Cost of Goods Sold. Cost of goods sold increased by $0.9 million, or 10.7%, from $8.3 million in 2003 to $9.2 million in 2004. As a percentage of sales, cost of goods sold decreased from 45.3% in 2003 to 43.1% in 2004. The decrease in cost of goods sold as a percentage of sales of 2% was primarily due to greater sales volumes of higher margin products in the current period.

Selling and Administrative Expenses. Selling and administrative expenses increased by $0.6 million, from $6.5 million in 2003 to $7.1 million in 2004. As a percentage of sales, selling and administrative expenses decreased from 35.6% in 2003 to 33.3% in 2004. The increase in selling and administrative expenses is primarily due to an increase in sales salaries of $0.1 million, an increase in other selling expenses of $0.1 million primarily due to higher trade show, travel and sample expenses, an increase in administrative salaries and benefits of $0.3 million and an increase in other administrative expenses of $0.1 million primarily related to higher professional fees and recruitment expenses.

Research and Development. Research and development expenses increased $0.1 million from $1.2 million in 2003 to $1.3 million in 2004. The increase was primarily due to the development and testing of new products.

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million from $0.7 million in 2003 to $0.8 million in 2004 primarily due to new assets in 2004.

Facility Consolidation Expenses. Facility consolidation expenses of $0.2 million pertain to expenses incurred for our new facility in Robbinsville, New Jersey and consist primarily of legal fees, real estate commissions and employee relocation and severance expenses.

Other Income. Other income increased $0.2 million from $0.1 million in 2003 to $0.3 million in 2004. The increase was primarily due to income from a patent settlement agreement with a competitor in 2004.

Income Taxes. Income tax expense increased $0.5 million from $0.7 million in 2003 to $1.2 million in 2004. The increase was primarily due to an increase in taxable income in 2004.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Sales. Sales decreased by $0.4 million, or 2.0%, from $18.7 million in 2002 to $18.3 million in 2003. The decrease was due to a decrease in sales to MasterCard of the original MasterCard hologram of $2.4 million and a discontinuation of the Europay hologram of $0.4 million which was partially offset by sales of $0.8 million of the new Debit MasterCard hologram, an increase in sales of identification products of $0.8 million and a net increase in sales of other products of $0.8 million.

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

Seasonality

Our sales have not generally exhibited substantial seasonality. However, our sales and operating results to date have, and future sales and therefore operating results may, continue to fluctuate from quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, and any change in the pricing of our products and the mix of products sold. Because a significant portion of our business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Customers do not typically provide us with precise forecasts of future order quantities. Quarterly demand for holograms may be materially influenced by customers’ promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors which may be difficult for us to anticipate. Other factors that may result in fluctuations in operating results include the timing of new product announcements and the introduction of new products and new technologies by us or our competitors, delays in research and development of new products, increased research and development expenses, availability and cost of materials from our suppliers, and competitive pricing pressures.

Liquidity and Capital Resources

At December 31, 2004, we had $11.4 million of cash and cash equivalents, short-term investments of $2.0 million and working capital of $17.2 million.

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

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2004, as compared to $3.1 million of cash provided by operating activities for the prior year.  For the year ended December 31, 2004, our net income adjusted for non-cash charges provided cash of $2.6 million compared to $2.5 million of cash provided by our net income adjusted for non-cash charges in the prior year.  For the year ended December 31, 2004, cash provided by changes in operating assets and liabilities was $0.8 million compared to cash provided by changes in operating assets and liabilities of $0.6 million in the prior year.

Investing activities for the year ended December 31, 2004 provided cash flows of  $0.5 million, as compared to $4.4 million of cash used in 2003. These activities primarily reflected a decrease in investments in short-term securities of $2.0 million and capital expenditures of $1.5 million in 2004 and investments in short-term securities of $4.0 million and capital expenditures of $0.4 million in 2003. Capital expenditures in 2004 included $1.0 million for leasehold improvements and equipment to be installed in the new facility in Robbinsville, New Jersey. We anticipate that capital expenditures in 2005 and 2006 will be approximately $6.5 and $3.0 million, respectively. The capital expenditures will be directed at building a high quality, secure manufacturing facility in Robbinsville, New Jersey and enhancing production capabilities, expanding our product line and improving operating efficiencies.

Financing activities for the year ended December 31, 2004 provided cash of $0.1 million primarily due to the issuance of common stock due to the exercise of stock options. There were no financing activities for the year ended December 31, 2003.

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which will be the future site of our primary operations. We will be doing construction within this facility to meet our specialized operational and security requirements through approximately May 2005. The new facility provides substantial room for expansion as we will consolidate our operations that are currently being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility in Robbinsville, New Jersey. We are also acquiring additional equipment and technology to be installed in the new facility in order to broaden our capabilities to serve our target customers, expand capacity and improve efficiency.

Our leases for the Elmsford, New York and Huntingdon Valley, Pennsylvania facilities expire December 2007 and July 2007, respectively. The Company is seeking to identify subtenants for all or a portion of these leases upon vacating the premises.

The base rent on the new lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease are rent-free. We currently pay a combined base rent of $933,000 per year for our two existing smaller facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania. The term of the new lease is through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods and an option to purchase the building.

We currently anticipate investing approximately $7.4 million through 2005, of which approximately $1 million was expended in 2004, in facility upgrades to customize the Robbinsville, New Jersey facility for our operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

We believe that cash flows from operations and our cash balances will be sufficient to meet working capital needs and fund capital expenditures, including expenditures relating to the Robbinsville, New Jersey facility, for the next twelve months.

We also currently expect to incur expenses totaling approximately $4.2 million, of which we incurred $0.2 million in 2004, associated with our existing leases, vacating our current facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania, relocating and terminating certain employees, moving equipment and other related expenses which we expect to be substantially complete by the third quarter of 2005.  These costs will be presented as facility consolidation expense on our financial statements.  Approximately $2.9 million of these expenses will be paid in cash ratably through the fourth quarter of 2007 and approximately $1.3 million of these expenses will be paid in cash as incurred through the fourth quarter of 2005.

The following table quantifies our future obligations, which consist primarily of lease obligations (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Lease obligations	$10,289	$1,253	$2,914	$1,203	$4,919

Impact of Inflation

In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2004 and 2003.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Sales	$5,034	$4,907	$5,808	$5,514

Cost of goods sold	$2,270	$2,260	$2,413	$2,218

Net income	$402	$344	$598	$457

Net income per share-basic and diluted	$0.02	$0.02	$0.03	$0.02

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Sales	$4,538	$4,275	$4,629	$4,842

Cost of goods sold	$2,016	$1,988	$2,090	$2,185

Net income	$219	$120	$298	$370

Net income per share-basic and diluted	$0.01	$0.01	$0.02	$0.02

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

None

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

Item 9B.  OTHER INFORMATION

On March 29, 2005, we entered into an amended and restated employment agreement (the "Employment Agreement") with Kenneth H. Traub for an initial term of one year, which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. The Employment Agreement provides for an annual base salary of $400,000 in 2005, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his Employment Agreement, Mr. Traub will receive severance equal to two times his annual salary and bonus. Additionally, Mr. Traub is eligible to receive annual bonuses based on the Compensation Committee's assessment of Mr. Traub's performance for the prior year based on agreed-upon performance objectives. The target annual bonus is $100,000 although any actual bonus may be more or less than such amount. In the event of Mr. Traub's termination by us for any reason other than for cause, as defined in the Employment Agreement, or his resignation for good reason, as defined in the Employment Agreement, we are generally required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination, (2) continue to provide employee benefits to Mr. Traub, and (3) accelerate vesting on any unvested options granted to him. Upon the termination of Mr. Traub's employment by us following a change of control, as defined in the Employment Agreement, or Mr. Traub's resignation for good reason following a change in control, we are required to (1) pay him a severance amount equal to two times his annual salary and bonus then in effect (or, if such termination or resignation for good reason is more than one year after such change of control, an amount equal to three times his salary and annual bonus then in effect), (2) accelerate vesting on any unvested options granted under the Plans (as defined in the Employment Agreement) and any shares of restricted stock purchased by Mr. Traub, and (3) to the extent such amounts are subject to excise taxes under Section 4999 of the Internal Revenue Code, provide a tax gross up to him for any additional amounts due. In connection with his Employment Agreement, Mr. Traub has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The following table sets forth certain information concerning our directors and executive officers. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position(s)
Directors, Executive Officers:

Kenneth H. Traub	43	President, Chief Executive Officer and Director

Salvatore F. D’Amato	76	Chairman of the Board

Fred J. Levin*	42	Director

Douglas A. Crane**	44	Director

Mark J. Bonney*	51	Director

Alan Goldstein	58	Vice President, Chief Financial Officer and Secretary

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

Douglas A. Crane has served as a director since June 2000. Mr. Crane has been the Vice President and General Manager of U.S. Currency Products for Crane & Co., Inc., a manufacturer of paper products, since 2004. Previously, Mr. Crane was Manager of Currency Paper Manufacturing and U.S. Currency Contract for Crane & Co. from 2001 to 2004. Mr. Crane also served with Crane & Co., Inc. as Manager of Corporate Strategic Planning from 1998 to 2001, as Manager of Manufacturing Technology from 1995 to 1998, and as production manager, project engineer from 1990 to 1995. Mr. Crane holds a B.S. in Biomedical Engineering/Materials Science from Brown University, an M.S. in Paper Chemistry from the Institute of Paper Science and Technology and an M.B.A. from the Massachusetts Institute of Technology. Mr. Crane was appointed to the Board of Directors pursuant to the Stock Purchase Agreement, dated June 30, 2000, with Crane & Co., Inc. pursuant to which Crane & Co., Inc. has the right to designate one director to the Board of Directors for so long as it owns at least 51% of the shares of common stock it purchased under the Stock Purchase Agreement.

Mark J. Bonney has served as a director since February 2003. Mr. Bonney has been the Managing Partner of Endeavour Advisors, LLC, a strategic management-consulting firm since April 2004. Previously, Mr. Bonney was the Chief Executive Officer of MJB Consulting, a strategic management-consulting firm, since March 2002.  Prior thereto, Mr. Bonney was the President and Chief Operating Officer of Axsys Technologies, a leading supplier of optical components and subsystems from August 1999 through March 2002.  Prior thereto, Mr. Bonney held various positions, including Vice President of Operations, Vice President of Finance and Chief Financial Officer of Zygo Corporation, a manufacturer of measurement systems and optical products, from March 1993 through July 1999.  Mr. Bonney holds a B.S. in Business Administration and Economics from Central Connecticut State University and an M.B.A. in Finance from the University of Hartford.

Alan Goldstein has served as our Vice President and Chief Financial Officer since April 1999. Mr. Goldstein served as our consultant from February 1999 through April 1999. Mr. Goldstein was Vice President and Chief Accounting Officer of Complete Management, Inc., a physician management company, from June 1997 to July 1998, and Vice President and Chief Financial Officer of RF International, Inc., a multinational transportation services holding company, from July 1994 to December 1996. During other periods Mr. Goldstein acted as an independent consultant. Mr. Goldstein holds a B.S. in Business Administration from Boston University and an M.S. in Accounting from Long Island University. Mr. Goldstein is a Certified Public Accountant.

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are currently Mark J. Bonney (Chairman) and Fred J. Levin.  Our Board of Directors has determined that Mark J. Bonney is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.  All of the members of our Audit Committee are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A applying the definition of independence set forth in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Audit Committee’s amended and restated charter provides that the Audit Committee shall be comprised of no more than five and no less than three members. Dr. Stephen Benton who served as a member of our Audit Committee passed away during 2003 resulting in our Audit Committee being comprised of only two members. We are currently searching for a qualified candidate to serve on our Audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based upon a review of the copies of the filings with the Securities and Exchange Commission and written representations from our executive officers, directors and persons who beneficially own more than 10% of our common stock, we believe that the Section 16(a) filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock in fiscal 2004 were complied with on a timely basis.

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

Item 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned during 2002, 2003 and 2004 by each individual who served as our chief executive officer or in a similar capacity during 2004 and our other two executive officers during 2004 (the “Named Executive Officers”).

Summary Compensation Table

Name					Long-Term Compensation Shares of Common Stock Underlying Options (#)	All Other Compensation (2) ($)

	Annual Compensation
	Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)
Kenneth H. Traub	2004	327,818	190,000	10,560	—	6,584
President and Chief	2003	318,270	140,000	9,609	200,000	5,973
Executive Officer	2002	309,000	145,000	9,312	—	5,050

Salvatore F. D’Amato	2004	196,691	85,000	13,788	—	2,226
Chairman of the Board	2003	190,962	70,000	13,788	40,000	2,348
	2002	185,400	70,000	42,502	—	2,449

Alan Goldstein	2004	185,761	55,000	5,820	—	3,538
Vice President, Chief	2003	180,350	45,000	5,820	40,000	3,248
Financial Officer and Secretary	2002	175,100	40,000	6,835	—	3,248

(1)          Other Annual Compensation in 2003 and 2004 for Mr. D’Amato and 2002, 2003 and 2004 for Messrs. Traub and Goldstein consisted of the use of automobiles paid for by us. Other Annual Compensation in 2002 for Mr. D’Amato consisted of $12,447 for the use of an automobile paid for by us and $30,055 resulting from our purchase, on his behalf, of the automobile formally leased by us for his benefit.

(2)          All other compensation in 2004 includes term life insurance premiums and employer contributions to our 401(k) retirement plan paid by us for Mr. Traub of $4,534 and $2,050, respectively, for Mr. D’Amato of $176 and $2,050, respectively and for Mr. Goldstein of $1,488 and $2,050, respectively.

Option Grants for 2004

We did not grant any options during 2004 to the Named Executive Officers and no options were exercised in 2004 by them.

2004 Year-End Option Values

The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2004. No options were exercised in 2004 by the Named Executive Officers.

	Shares of Common Stock Underlying Unexercised Options (#)		Value of Unexercised In-the-Money Options at December 31, 2004 ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth H. Traub	847,917	127,083	$1,076,949	$282,958
Salvatore F. D’Amato	365,000	—	$376,394	—
Alan Goldstein	187,375	25,625	$182,081	$56,138

(1)          Based on the difference between $3.15, which was the closing price per share on December 31, 2004, and the exercise price per share of the options.

Stock Incentive Plans

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”, and collectively with the 2000 Plan, the “Plans”). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 2,729,000 shares of common stock were outstanding under the Plans at December 31, 2004. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested. On January 7, 2005, we granted options to purchase an aggregate of 95,000 shares of common stock to our executive officers and directors and 110,000 shares of common stock to our employees at an exercise price equal to the fair value of the common stock at the date of the grant.

Retirement Plans

On October 1, 1999, we implemented defined contribution plans for our employees. Aggregate contributions to such plans, which have been charged to our operations, were approximately $59,000, $56,000 and $51,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

On January 7, 2005 the board of directors adopted a policy to increase the compensation paid to directors who are not employees of ABNH.  Under the new policy, in addition to the compensation described above, each director who is not an employee of ABNH will automatically receive an option to purchase 5,000 shares of our common stock at the first meeting of the board of directors of each calendar year.  Such options are exercisable at the fair market value on the date of the grant and will become vested and exercisable over a period of three years.  In addition, the chairman of each committee of the Board of Directors will receive an additional annual fee of $6,000.

Employment Agreements

We entered into an amended employment agreement with Kenneth H. Traub in March 2005 for an initial term of one year, which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. The agreement provides for an annual base salary of $400,000 in 2005, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his employment agreement, Mr. Traub will receive severance equal to two times his annual salary and bonus.  Additionally, Mr. Traub is eligible to receive annual bonuses based on the Compensation Committee’s assessment of Mr. Traub’s performance for the prior year based on agreed-upon performance objectives. The target annual bonus is $100,000 although any actual bonus may be more or less than such amount. In the event of Mr. Traub’s termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement, we are generally required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination, (2) continue to provide employee benefits to Mr. Traub, and (3) accelerate vesting on any unvested options granted to him. Upon the termination of Mr. Traub’s employment by us following a change of control, as defined in the agreement, or Mr. Traub’s resignation for good reason following a change in control, we are required to (1) pay him a severance amount equal to two times his annual salary and bonus then in effect (or, if such termination or resignation for good reason is more than one year after such change of control, an amount equal to three times his salary and annual bonus then in effect), (2) accelerate vesting on any unvested options granted under the Plans (as defined in the agreement) and any shares of restricted stock purchased by Mr. Traub, and (3) to the extent such amounts are subject to excise taxes under Section 4999 of the Internal Revenue Code, provide a tax gross up to him for any additional amounts due. In connection with his employment agreement, Mr. Traub has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information.

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

Chief Executive Officer Compensation

The Compensation Committee reviews the compensation arrangements for our Chief Executive Officer at least annually, typically in the fourth and/or first quarter of the fiscal year. In March 2005, we entered into an Amended and Restated Employment Agreement with Mr. Traub, which is described above. In determining whether to enter into the Amended and Restated Employment Agreement with Mr. Traub, and the compensation arrangements thereunder, the Compensation Committee considered the terms of his original employment agreement, as amended, his leadership of the Company, our financial and operational performance during the preceding year, competitive pay practices, and Mr. Traub’s individual performance and contributions to us. The Compensation Committee believes that Mr. Traub provides strong leadership to us and has been instrumental in improving our financial, operating and strategic position.

In making its compensation decisions with respect to Mr. Traub for 2004, the Compensation Committee exercised its discretion and judgment based on the above factors, relying on both qualitative and quantitative criteria and results.  As part of its review of executive compensation, the Compensation Committee periodically reviews data on CEO compensation provided by independent compensation consultants.  In fiscal 2004, Mr. Traub’s salary was $327,818. Mr. Traub was also paid the $25,000 quarterly bonus contemplated under his employment agreement and an additional year-end discretionary bonus of $90,000 based on the Compensation Committee’s evaluation of his performance for the year. Pursuant to the Amended and Restated Employment Agreement, Mr. Traub’s salary has been increased to $400,000 and the $25,000 quarterly bonus has been eliminated. Mr. Traub is also entitled to an annual bonus based on the Compensation Committee’s assessment of Mr. Traub’s and the Company’s performance against objectives to be reasonably determined by the Compensation Committee.

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

Factors. The principal factors (together with the factors specified above with respect to Mr. Traub) that the Compensation Committee considered with respect to each executive officer’s compensation for fiscal 2004 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

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

Fred J. Levin

Douglas A. Crane

Mark J. Bonney

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 15, 2005 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 399 Executive Boulevard, Elmsford, NY 10523, unless otherwise indicated.

Name and Address	Number (1)	Percentage (1)
Crane & Co., Inc	3,387,720	18.3%
30 South Street
Dalton, MA 01226

Libra Advisors, LLC (2)	2,156,000	11.7%
Libra Associates, LLC
Libra Fund, L.P.
Ranjan Tandon
909 Third Avenue, 29th Floor
New York, NY 10022

Levy, Harkins & Co., Inc. (3)	1,803,650	9.7%
The Gracy Fund, L.P.
Edwin A. Levy
Michael J. Harkins
570 Lexington Avenue
New York, NY 10022

Kenneth H. Traub (4)	847,917	4.4%

Salvatore F. D’Amato (5)	367,000	1.9%

Alan Goldstein (6)	187,375	1.0%

Fred J. Levin (7)	76,200	*

Douglas A. Crane (8)	3,408,520	18.4%

Mark J. Bonney (9)	10,000	*

All executives officers and directors as a group (6 persons) (10)	4,897,012	24.5%

* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 15, 2005, we had 18,517,907 shares of common stock outstanding. These percentages were calculated based on the total of shares of common stock outstanding and shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005, which are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

(2) The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on February 14, 2005. Libra Advisors, LLC, the general partner of Libra Fund, LP owns 1,832,516 shares of common stock. Libra Advisors, LLC is also the investment adviser of an offshore fund that owns 323,484 shares of our common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 2,156,000 shares. Ranjon Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 2,156,000 shares of common stock beneficially owned by Libra Advisors, LLC.

(3) The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on January 24, 2005.  Levy, Harkins & Co., Inc. (“LHC”) is the beneficial owner of 12,500 shares of common stock held in LHC’s pension and profit sharing plans and may be deemed the beneficial owner of 1,379,550 shares of common stock held in individual accounts of investment advisory clients of LHC.  The Gracy Fund, L.P., a private investment company, is the beneficial owner of 294,500 of common stock.  Edwin A. Levy and Michael J. Harkins are the sole shareholders of LHC and the sole general partners of the Gracy Fund, L.P. and have shared power to vote or direct the vote of, and dispose or to direct the disposition of the 1,686,550 shares beneficially owned or deemed beneficially owned by LHC and beneficially owned by The Gracy Fund, L.P.  Mr. Levy, individually is the beneficial owner of 117,100 of common stock.

(4) Consists of 847,917 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005.

(5) Includes 365,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005.

(6) Consists of 187,375 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005.

(7) Includes 25,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005.

(8) Includes 20,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005 and 3,387,720 shares of common stock owned by Crane & Co., Inc., a privately owned corporation that Mr. Crane and his family own. Mr. Crane disclaims beneficial ownership of the shares held by Crane & Co., Inc.

(9) Consists of 10,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005.

(10) Includes 1,455,292 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2005.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 with respect to shares of our common stock which may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,073,000	$1.41	274,813

Equity compensation plans not approved by security holders (2)	1,656,000	$2.63	177,000

Total:	2,729,000		451,813

(1)          Represents our 2000 Stock Incentive Plan.

(2)          Represents our 1998 Stock Incentive Plan.

Material Terms of the 1998 Plan

On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”). The 1998 Plan was adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 1998 Plan. The total number of shares reserved for issuance under the 1998 Plan are 1,863,000 shares of common stock. Options to purchase 1,656,000 shares of common stock were outstanding under the 1998 Plan at December 31, 2004. The exercise price of options granted under the 1998 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 1998 Plan generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Material Terms of the 2000 Plan

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. The 2000 Plan was adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 2000 Plan. The total number of shares reserved for issuance under the 2000 Plan is 1,350,000 shares of common stock. Options to purchase 1,073,000 shares of common stock were outstanding under the 2000 Plan at December 31, 2004. The exercise price of options granted under the 2000 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 2000 Plan generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

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

During 2000, we entered into agreements with Crane under which we rent factory space and lease employees for our facility in Dalton, MA. For the years ended December 31, 2004, 2003 and 2002, we paid Crane under these agreements $72,000 each year, for the rental of the factory space and $169,000, $162,000 and $151,000, respectively, for the leased employees.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP, our independent registered public accounting firm for 2004 and 2003, were paid for audit and other services rendered as set forth below.

Audit Fees

2004 Fiscal Year
Audit Fees	$245,400
Audit-Related Fees	—
Tax Fees	2,000
All Other Fees	—

Total Fees for the Year Ended December 31, 2004	$247,400

2003 Fiscal Year
Audit Fees	$245,700
Audit-Related Fees	—
Tax Fees	1,250
All Other Fees	—

Total Fees for the Year Ended December 31, 2003	$246,950

Tax fees for 2004 and 2003 pertained to reviews of our federal and state tax returns.

The Audit Committee concluded that provision of these services is compatible with maintaining the principal accountants’ independence.

Pre-Approval Policies

The Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services.  With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.  All “Audit Fees” and “Tax Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as part of this report:

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

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate. (1)

4.2	Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (3)

4.3	Form of Option Agreement for American Bank Note Holographics, Inc. 1998 Stock Incentive Plan as amended. (5)

4.4	Form of Option Agreement for American Bank Note Holographics, Inc. 2000 Stock Incentive Plan. (5)

10.1	Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998. (1)

10.2	Form of License Agreement. (1)

10.3	Form of Transitional Services Agreement. (1)

10.4	Form of Employee Benefits Allocation Agreement. (1)

10.5	Form of 1998 Stock Incentive Plan. (1)

10.6	Form of 2000 Stock Incentive Plan. (6)

10.7	Form of Defined Contribution Plan. (1)

10.8	Employment Agreement, dated April 20, 1999, between Salvatore F. D’Amato and American Bank Note Holographics, Inc. (7)

10.9	Amended and Restated Employment Agreement, between Kenneth Traub and American Bank Note Holographics, Inc., dated March 29, 2005.

10.10	Employment Agreement, dated April 30, 1999, between Alan Goldstein and American Bank Note Holographics, Inc. (7)

10.11	Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Note Holographics, Inc. (9)

10.12	Lease Agreement, dated as of January 19, 2001 by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. (9)

10.13	Lease Agreement, dated August 11, 2002, by and between Mark Hankin and HanMar Associates MLP, tenants-in-common and American Bank Note Holographics, Inc. with Addenda thereto. (11)

10.14	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holgraphics, Inc. and Leonhard Kurz GmbH & Co. KG (10)

10.15	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)(+)

10.16	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz & Co. KG (10)

10.17	Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holograhics, Inc. (11)(+)

10.18	Form of Indemnification Agreement between the Company and its directors and officers. (12)

10.19

Amendment No. 1 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc., made as of September 29, 2003. (13)(+)

10.20	Sublease Agreement by and between APW North America Inc. and American Bank Note Holographics, Inc., dated December 14, 2004. (14)

10.21	Subordination, Non-Disturbance, Attornment, Renewal and Option to Purchase Agreement by and between American Bank Note Holographics, Inc. and More Applied Four (DE) LLC, dated December 14, 2004. (14)

10.22

Subordination, Non-Disturbance and Attornment Agreement by and between American Bank Note Holographics, Inc. and LaSalle Bank National Association, formerly known as LaSalle National Bank, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WF1, dated December 14, 2004. (14)

10.23	Escrow Agreement by and between APW North America Inc., American Bank Note Holographics, Inc. and Chicago Title Insurance Company, dated December 14, 2004. (14)

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Goldstein pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Alan Goldstein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

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

(10)                            Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 13, 2002.

(11)                            Incorporated by reference from the Annual Report on Form 10-K for 2002.

(12)                            Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 12, 2003.

(13)                            Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2003.

(14)                            Incorporated by reference from the Current Report on Form 8-K filed on December 20, 2004.

(+)                                 Portions have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

	By:	/s/ Kenneth H. Traub
Kenneth H. Traub
President and Chief Executive Officer

March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth H. Traub	President, Chief Executive Officer and	March 31, 2005
Kenneth H. Traub	Director (Principal Executive Officer)

/s/ Alan Goldstein	Chief Financial Officer	March 31, 2005
Alan Goldstein	(Principal Financial and Accounting Officer)

/s/ Salvatore F. D’Amato	Chairman of the Board	March 31, 2005
Salvatore F. D’Amato

/s/ Fred J. Levin	Director	March 31, 2005
Fred J. Levin

/s/ Douglas A. Crane	Director	March 31, 2005
Douglas A. Crane

/s/ Mark J. Bonney	Director	March 31, 2005
Mark J. Bonney

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

INDEX TO FINANCIAL STATEMENTS

ITEM 15(a)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

American Bank Note Holographics, Inc.

We have audited the accompanying balance sheets of American Bank Note Holographics, Inc. (the “Company”) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 10, 2005

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In Thousands, Except Share Data)

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,357	$7,340
Short-term investments	1,989	4,001
Accounts receivable, net of allowance for doubtful accounts of $180 and $180	3,889	3,174
Inventories	3,394	2,386
Deferred income taxes	983	981
Prepaid expenses	317	385
Other	—	150
Total current assets	21,929	18,417
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS— Net of accumulated depreciation and amortization of $10,062 and $9,238	3,172	2,490
OTHER ASSETS	110	113
TOTAL ASSETS	$25,211	$21,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,519	$687
Accrued expenses	2,065	1,627
Customer advances	69	49
Income taxes payable	1,058	—
Total current liabilities	4,711	2,363
DEFERRED INCOME TAXES	1,186	1,208
Total liabilities	5,897	3,571

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share, authorized, 40,000,000 shares; issued and outstanding, 18,515,907 shares and 18,483,720 shares	185	185
Additional paid-in capital	24,058	23,994
Accumulated deficit	(4,929)	(6,730)
Total stockholders’ equity	19,314	17,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,211	$21,020

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands, Except Per Share Data)

	2004	2003	2002
REVENUE:
Sales	$21,263	$18,284	$18,665
Royalty income	13	48	555
Total revenue	21,276	18,332	19,220

COSTS AND EXPENSES:
Cost of goods sold	9,161	8,279	8,926
Selling and administrative	7,070	6,518	7,136
Research and development	1,270	1,142	1,143
Depreciation and amortization	830	739	800
Facility consolidation	242	—	—
Impairment of goodwill and fixed assets	—	—	9,298
Total costs and expenses	18,573	16,678	27,303

Operating income (loss)	2,703	1,654	(8,083)

OTHER INCOME:
Interest	121	97	113
Patent and other settlements	178	—	691
Total other income	299	97	804

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,002	1,751	(7,279)

PROVISION FOR INCOME TAXES	1,201	744	858

NET INCOME (LOSS)	$1,801	$1,007	$(8,137)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.10	$0.05	$(0.44)

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)

			Additional	Retained
	Common Stock		Paid-In	(Deficit)
	Shares	Amount	Capital	Earnings	Total
BALANCE, JANUARY 1, 2002	18,484	$185	$23,994	$400	$24,579
Net loss	—	—	—	(8,137)	(8,137)
BALANCE, DECEMBER 31, 2002	18,484	185	23,994	(7,737)	16,442
Net income	—	—	—	1,007	1,007
BALANCE, DECEMBER 31, 2003	18,484	185	23,994	(6,730)	17,449
Issuance of shares from exercise of stock options	32		64		64
Net income	—	—	—	1,801	1,801
BALANCE, DECEMBER 31, 2004	18,516	$185	$24,058	$(4,929)	$19,314

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,801	$1,007	$(8,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	830	739	800
Deferred income taxes	(24)	744	858
(Recovery) provision for doubtful accounts	—	(30)	160
Impairment of goodwill and fixed assets	—	—	9,298
Changes in operating assets and liabilities:
Accounts receivable	(715)	517	(771)
Inventories	(1,008)	155	726
Prepaid expenses and other	215	486	(140)
Accounts payable and accrued expenses	1,270	(455)	(1,138)
Customer advances	20	(40)	(11)
Income taxes payable	1,058	—	—
Net cash provided by operating activities	3,447	3,123	1,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investments	2,012	(4,001)	—
Capital expenditures	(1,506)	(441)	(354)
Net cash provided by (used in) investing activities	506	(4,442)	(354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	64	—	—
Net cash provided by financing activities	64	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,017	(1,319)	1,291
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,340	8,659	7,368
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,357	$7,340	$8,659

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$184	$5	$2

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the “Company” or “ABNH”) was incorporated in the state of Delaware in August 1985. The Company was, until July 20, 1998, a wholly-owned subsidiary of American Banknote Corporation (the “Former Parent” or “ABN”).

The Company originates, mass-produces, and markets secure holograms. Holograms are used for security, packaging and promotional applications. The Company operates in one reportable industry segment.

Use of Estimates — The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results may differ materially from those estimates.

Cash and Cash Equivalents — All highly liquid investments (primarily government bonds) with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

Short-Term Investments — At December 31, 2004, short-term investments consisted of a U.S. government debt instrument which matured February 22, 2005.  At December 31, 2003, short-term investments consisted of U.S. government debt instruments that matured in January and February 2004.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. This investment is classified as held to maturity and is carried at its amortized cost.

Concentrations of Credit Risk — A significant portion of the Company’s accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. At December 31, 2004 each of three customers accounted for 28%, 19% and 11%, respectively, of the Company’s accounts receivable and 35%, 9% and 6%, respectively, of its sales for the year then ended. At December 31, 2003 and for the year then ended one customer accounted for 30% of the Company’s accounts receivable and 33% of its sales and a second customer accounted for 30% of the Company’s accounts receivable and 9% of its sales. The Company establishes its credit policies based on an ongoing evaluation of its customers’ creditworthiness and competitive market conditions and does not require collateral.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method. The cost of hologram originations (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process) are charged to cost of goods sold in the period incurred.

Revenue Recognition — The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order.

Shipping and handling amounts billed to customers are included in revenues and shipping and handling costs are included in selling and administrative expenses and amounted to $433,000, $358,000, and $373,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Long-Lived Assets — Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

During the year ended December 31, 2002, the Company recorded a charge for the impairment of long-lived assets of $1.9 million to write off fixed assets consisting of master plates which will no longer be used.  The impairment charge represents the full impairment of this long-lived asset. This asset arose through purchase accounting by the Company’s Former Parent, as it related to the Company, in connection with the Former Parent’s merger in 1990. There were no impairments of long-lived assets in 2004 or 2003.

Goodwill — In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill should not be amortized but instead tested for impairment on an annual basis, and which was adopted by the Company on January 1, 2002.  The impairment testing is performed in two steps: (i) the determination of impairment, based on the fair value of the Company compared with its carrying value, and (ii) if there is an indication of impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142 the Company completed the transitional impairment test during the quarter ended March 31, 2002, which testing indicated that no adjustment was required upon the adoption of the pronouncement.  The Company performed the annual test for impairment required by SFAS No. 142 during the year ended December 31, 2002.  At that time the fair value (based on quoted market prices) of the Company was found to be less than its carrying amount and as a result, the Company recorded a $7.4 million impairment charge for the year ended December 31, 2002.  This charge represents the full impairment of the goodwill that was on the Company’s balance sheet prior to December 31, 2002.  This asset arose through purchase accounting by the Company’s Former Parent, as it related to the Company, in connection with the Former Parent’s merger in 1990.

Warranty Costs — The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary.  The Company’s product warranty provision is included in accrued expenses in the accompanying balance sheets.  Changes in the Company’s warranty provision during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In Thousands)
Balance at beginning of year	$510	$605	$1,011
Warranties provided	160	160	410
Settlements made	(160)	(255)	(816)
Balance at end of year	$510	$510	$605

Research and Development — Research and development costs are expensed as incurred.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Stock-Based Compensation Plans — In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company uses the intrinsic value-based method of accounting for stock based compensation prescribed in APB Opinion No. 25, and accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for options consistent with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have differed as reflected by the pro forma amounts indicated below:

	2004	2003	2002
	(In Thousands, Except Per Share Data)
Net income (loss), as reported	$1,801	$1,007	$(8,137)

Add: Non-cash employee compensation, as reported	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	77	81	346
Pro forma, net income (loss)	$1,724	$926	$(8,483)

Basic and diluted net income (loss) per share, as reported	$0.10	$0.05	$(0.44)
Basic and diluted net income (loss) per share, pro forma	$0.09	$0.05	$(0.46)

Basic and Diluted Net Income (Loss) per Share — Basic net income (loss) per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,488,783 for the year ended December 31, 2004 and 18,483,720 for each of the years ended December 31, 2003 and 2002. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the years ended December 31, 2004 and 2003, the diluted number of weighted shares outstanding was 18,906,897 and 18,525,914, respectively, which includes dilutive stock options of 418,114 and 42,194, respectively. For the year ended December 31, 2002, the diluted weighted average number of shares outstanding were 18,483,720 because the effect of options to purchase 2,318,500 shares of the Company’s common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such options would have been antidilutive. For the year ended December 31, 2002, the effect of warrants to purchase 863,647 shares of the Company’s common stock were excluded from the calculation of diluted net income (loss) per share because the effect of inclusion of such warrants would have been antidilutive. The warrants expired on June 18, 2003.

Business Concentration Risks — Sales to MasterCard were approximately 35%, 33% and 41% of sales for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, accounts receivable from MasterCard approximated $1.1 million and $1.0 million, respectively. The Company entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended.  The Company and MasterCard entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained the Company to produce a new hologram for the Debit MasterCard and extended the agreement to February 28, 2011, subject to automatic renewal if not terminated by either party.  The agreement also provides that MasterCard will receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006.  The Company is currently the exclusive supplier to MasterCard.  The loss of all or a substantial portion of the sales to MasterCard, however, would have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Sales to manufacturers of VISA credit cards (approximately 60 customers) were approximately 31%, 30% and 26% of sales for the years ended December 31, 2004, 2003 and 2002, respectively. The loss of a substantial portion of the sales to these customers would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At December 31, 2004 and 2003, accounts receivable from these customers approximated $1.2 million and $1.3 million, respectively.

The Company has historically purchased certain key materials used in the manufacture of its holograms from third party suppliers. Any problems that occur with respect to the delivery, quality or cost of any such materials could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Export Sales — Export sales were 21%, 28% and 27% of sales for the years ended December 31, 2004, 2003 and 2002, respectively. All export sales are denominated in United States dollars. At each of December 31, 2004 and 2003, accounts receivable from these customers approximated $0.5 million.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued expenses.  The carrying amounts reported in the balance sheets approximate their fair value at both December 31, 2004 and 2003.

Reclassifications — Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Impact of Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement becomes effective in the first interim or annual period beginning after June 15, 2005. The Company expects to adopt the new statement effective July 1, 2005, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of July 1, 2005. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cashflows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in our statement of operations.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (FAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of FAS 151 will not have a material impact on its financial statements.

2.               INVENTORIES

	December 31,
	2004	2003
	(In Thousands)
Finished goods	$1,749	$800
Finished goods on consignment with customers	231	417
Work in process	1,044	764
Raw materials	370	405
Inventories	$3,394	$2,386

3.               MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2004	2003
	(In Thousands)
Machinery and equipment	$11,834	$10,583
Leasehold improvements	1,400	1,145
	13,234	11,728
Accumulated depreciation and amortization	10,062	9,238
Machinery, equipment and leasehold improvements, net	$3,172	$2,490

Depreciation and amortization of machinery and equipment and leasehold improvements for the years ended December 31, 2004, 2003 and 2002 were $824,000, $733,000 and $794,000, respectively.

4.               ACCRUED EXPENSES

	December 31,
	2004	2003
	(In Thousands)
Accrued contract liability	$357	$357
Warranty reserves	510	510
Salaries and wages	642	527
Accrued professional fees	121	63
Facility consolidation	190	—
Other	245	170
	$2,065	$1,627

5.      INCOME TAXES

Provision for income taxes are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Current:
Federal	$962	$—	$—
State and local	263	—	—
	1,225	—	—
Deferred:
Federal	(19)	573	655
State and local	(5)	171	203
	(24)	744	858
	$1,201	$744	$858

A reconciliation of the taxes on income in 2004, 2003 and 2002 is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Tax at statutory rate	$1,051	$613	$(2,475)
Amortization and impairment of nondeductible goodwill and long-lived assets	—	—	3,161
State and local taxes, net of Federal benefit	167	111	133
Other	(17)	20	39
	$1,201	$744	$858

The tax effects of the items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(In Thousands)
Current deferred tax assets:
Uniform capitalization of inventory	$204	$230
Bad debt reserve	72	76
Warranty reserve	204	214
Inventory obsolescence	221	173
Accrued vacation	87	83
Other liabilities	195	205
Net current deferred tax asset	$983	$981
Non current deferred tax asset:
Net operating loss carryforward	$—	$108
	—	108
Non current deferred tax liabilities:
Excess tax over book depreciation	(1,186)	(1,316)

Net non current deferred tax liability	$(1,186)	$(1,208)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

6.      STOCKHOLDERS’ EQUITY

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

During 2000, the Company entered into additional agreements with Crane under which the Company rents factory space and leases employees for the Company’s facility in Dalton, MA. For the years ended December 31, 2004, 2003 and 2002, the Company paid Crane under these agreements, $72,000 each year, for the rental of factory space and $169,000, $162,000 and $151,000, respectively, for the leased employees, which are primarily included in cost of goods sold in the accompanying statements of operations.

7.      FACILITY CONSOLIDATION

On December 14, 2004, the Company entered into certain agreements to lease a new 134,000 square foot facility located in Robbinsville, New Jersey which will be the future site of the Company’s primary operations.  The Company will consolidate its existing office and manufacturing facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania into the new facility.  The Company also intends to expand and supplement its manufacturing operations in connection with this consolidation.

The lease is effective as of December 14, 2004 and expires on May 31, 2017. Under the agreements the Company has the right to renew the lease for three consecutive five year terms and also has an option to purchase the building.

The Company currently expects to incur expenses totaling approximately $4.2 million, of which $0.2 million was incurred in 2004,  associated with its existing leases, vacating its current facilities, relocating and terminating certain employees, moving equipment and other related expenses which will be substantially complete by the third quarter of 2005.  The expenses incurred in 2004 are classified as facility consolidation expenses on the accompanying statement of operations. Approximately $2.9 million of these expenses will be paid in cash ratably through the fourth quarter of 2007 and approximately $1.3 million of these expenses will be paid in cash as incurred through the fourth quarter of 2005.

8.  SETTLEMENT AGREEMENT

ABNH and Leonhard Kurz GmbH & Co. KG (“Kurz”) entered into a Settlement Agreement dated as of July 1, 2002.  Pursuant to the Settlement Agreement, Kurz will make payments to ABNH totaling $900,000 over two years, with $300,000 paid upon settlement and the remainder payable in eight quarterly installments of $75,000 beginning in October 2002 in exchange for a release from any past, present and future infringements of ABNH’s demetallizing and hot-stamping patents except for a future use of a specific interpretation of the demetallizing patents which is subject to a royalty based license.  ABNH recorded such amounts as other income in the accompanying statement of operations in 2002, net of legal expenses of $280,000 and imputed interest of $50,000.

9.  STOCK INCENTIVE PLANS

On August 4, 2000, the Company adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by the Company’s stockholders at the annual meeting on September 12, 2000. On July 20, 1998, the Company adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”, and collectively with the 2000 Plan, the “Plans”). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of the Company. The Board of Directors (or a committee appointed by the Board of Directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 3,213,000 shares of common stock. Options to purchase 451,813 shares of common stock are available for future grants at December 31, 2004 under the Plans. The exercise price of options granted under the Plans may not be less than the fair market value of the common stock on the date such options were granted. Options granted under the Plans generally become vested and exercisable for up to 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with the Company, unless otherwise determined by the Board of Directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

A summary of the status of the Company’s outstanding stock options as of December 31, 2004, 2003 and 2002 and changes during the years then ended follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,838,000	$2.19	2,318,500	$2.55	2,509,500	$2.58
Granted	—	—	586,000	$0.91	23,000	$1.02
Exercised	(32,187)	$2.01	—	—	—	—
Forfeited	(76,813)	$2.10	(66,500)	$3.61	(214,000)	$2.76
Outstanding, end of year	2,729,000	$2.15	2,838,000	$2.19	2,318,500	$2.55
Exercisable, end of year	2,380,578	$2.32	2,170,251	$2.54	1,944,124	$2.67
Weighted average fair value of options granted during the year	$—		$0.78		$0.84

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.68 - $1.18	583,000	8.53	$0.95	244,578	$0.95
$1.67 - $1.94	855,000	5.53	$1.86	855,000	$1.86
$2.03 - $2.50	1,171,500	4.82	$2.31	1,161,500	$2.32
$8.50	119,500	3.55	$8.50	119,500	$8.50
$0.68 - $8.50	2,729,000	5.78	$2.15	2,380,578	$2.32

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Expected volatility	62.30%	63.10%
Risk-free interest rate	3.15% to 4.25%	3.63% to 4.02%
Dividend yield	—	—
Expected life	7.5 years	7.5 years

10.       EMPLOYEE BENEFITS PLANS

Retirement Plans — On October 1, 1999, the Company implemented defined contribution plans for its employees.  Aggregate contributions to such plans, which have been charged to the Company’s operations, were approximately $59,000, $56,000 and $51,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.       COMMITMENTS AND CONTINGENCIES

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

Leases — The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2017. The Company has three five year renewal options on its Robbinsville location, which provides for renewal rents based upon the adjusted fair market rental value, as defined in the lease agreement.

Rental expense was approximately $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum lease payments under noncancelable operating leases, expiring through 2017, are as follows: $1.3 million in 2005; $1.5 million in 2006; $1.4 million in 2007; $0.6 million in 2008; $0.6 million in 2009 and $4.9 million, thereafter.

Employment Agreements — The Company entered into employment agreements with certain of its current officers, which provide for, among other matters, minimum compensation of approximately $0.5 million in 2005 and $0.4 million in 2006. The agreements also provide for bonuses. In connection with these agreements, the Company granted options to acquire 1,553,000 shares of its common stock from February 1999 through December 2003, at prices ranging from $0.85 to $2.50 per share, representing the fair market value of the Company’s common stock on the dates of grants.

Schedule II

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
Description	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance, End of Year
	(In Thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts (deducted from accounts receivable)	$180	$23		$23	(1)	$180
Allowance for obsolescence (deducted from inventory)	$411	$216		$75	(2)	$552

Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	$210	$(17)		$13	(1)	$180
Allowance for obsolescence (deducted from inventory)	$1,171	$124		$884	(2)	$411

Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	$75	$160		$25	(1)	$210
Allowance for obsolescence (deducted from inventory)	$725	$710		$264	(2)	$1,171

(1)   Accounts deemed to be uncollectible.

(2)   Destruction of obsolete inventory.

S-1