Form 10-Q
period 2005-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2005-05-16
CIK 1052489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

☐  Yes ☒ No

The aggregate number of shares of common stock, $.01 par value, outstanding on May 6, 2005 was 18,517,907.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$3,850	$11,357
Short-term investments	8,108	1,989
Accounts receivable, net of allowance for doubtful accounts of $190 and $180	4,892	3,889
Inventories	4,232	3,394
Deferred income taxes	996	983
Prepaid expenses	242	317
Total current assets	22,320	21,929
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $10,185 and $10,062	3,756	3,172
Other assets	106	110

Total Assets	$26,182	$25,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,907	$1,519
Accrued expenses	2,217	2,065
Deferred revenue	342	—
Customer advances	115	69
Income taxes payable	499	1,058
Total current liabilities	5,080	4,711
Deferred income taxes	1,174	1,186

Total Liabilities	6,254	5,897

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,517,907 shares and 18,515,907 shares	185	185
Additional paid-in capital	24,062	24,058
Accumulated deficit	(4,319)	(4,929)
Total Stockholders’ Equity	19,928	19,314

Total Liabilities and Stockholders’ Equity	$26,182	$25,211

See Notes to Unaudited Condensed Financial Statements

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue:
Sales	$6,400	$5,034
Royalty income	10	10
	6,410	5,044
Costs and expenses:
Cost of goods sold	2,799	2,270
Selling and administrative	1,918	1,683
Research and development	273	283
Depreciation and amortization	351	160
Facility consolidation	107	—
	5,448	4,396

Operating income	962	648

Interest income	54	23

Income before provision for income taxes	1,016	671
Provision for income taxes	406	269

Net income	$610	$402

Net income per share:
Basic and diluted	$0.03	$0.02

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$610	$402
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	351	160
Deferred income taxes	(25)	52
Provision for doubtful accounts	10	—
Changes in operating assets and liabilities:
Accounts receivable	(1,013)	(118)
Inventories	(838)	44
Prepaid expenses and other	78	187
Accounts payable and accrued expenses	540	(245)
Deferred revenue	342	—
Customer advances	46	3
Income taxes payable	(559)	185

Net cash (used in) provided by operating activities	(458)	670

Cash flows from investing activities:
Increase in short-term investments	(6,119)	(2,613)
Capital expenditures	(934)	(168)

Net cash used in investing activities	(7,053)	(2,781)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	—

Net cash provided by financing activities	4	—

Decrease in cash and cash equivalents	(7,507)	(2,111)
Cash and cash equivalents, beginning of period	11,357	7,340

Cash and cash equivalents, end of period	$3,850	$5,229

Supplemental cash payments:
Taxes	$990	$11

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the United States Securities and Exchange Commission (“SEC”).

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

Shipping and handling amounts billed to customers are included in sales and amounted to $111,000 and $108,000 for the three months ended March 31, 2005 and 2004, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,517,747 and 18,483,720 in the three months ended March 31, 2005 and 2004, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended March 31, 2005 and 2004, the diluted number of weighted average shares outstanding was 19,110,139 and 18,716,657, respectively, which includes dilutive stock options of 592,392 shares and 232,937 shares, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 33% and 35% of sales for the three months ended March 31, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard retained the Company to produce MasterCard holograms through February 28, 2011, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At March 31, 2005 and December 31, 2004, accounts receivable from this customer totaled $1.4 million and $1.1 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 23% and 34% of sales for the three months ended March 31, 2005 and 2004, respectively. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers totaled $1.2 million at both March 31, 2005 and December 31, 2004.

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

Had compensation costs for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

		Three Months Ended March 31,
		2005	2004
		(In thousands, except per share data)
Net income, as reported		$610	$402
Add: Non-cash employee compensation, as reported		—	—
Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	41	30
Pro forma, net income		$569	$372

Basic and diluted net income per share, as reported		$0.03	$0.02
Basic and diluted net income per share, pro forma		$0.03	$0.02

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)

Balance at beginning of period	$510	$510
Warranties issued	60	40
Settlements made	(65)	(26)
Balance at March 31	$505	$524

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Impact of Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first interim or annual period beginning after December 15, 2005. The Company expects to adopt the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company believes based on the level of share-based payments previously granted and unvested, that the adoption of FAS 123R will not have a material effect on its financial position, results of operations or cashflows, however, the level of future equity based compensation grants could have a material effect on amounts recorded in our statement of operations.

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

NOTE B - INVENTORIES

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$2,323	$1,749
Finished goods on consignment with customers	338	231
Work in process	1,024	1,044
Raw materials	547	370
	$4,232	$3,394

NOTE C - FACILITY CONSOLIDATION

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

The lease was effective as of December 14, 2004 and expires on May 31, 2017. Under the agreements the Company has the right to renew the lease for three consecutive five year terms and also has an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement.

The Company currently expects to incur expenses totaling approximately $4.2 million, of which $0.3 million has been incurred through March 31, 2005. The estimated $4.2 million includes those expenses associated with existing leases, vacating its current facilities, relocating and terminating certain employees, moving equipment and other related expenses which will be substantially complete by the third quarter of 2005.  The expenses are classified as facility consolidation expenses on the accompanying statements of operations. Approximately $3 million of these expenses will be paid in cash ratably through the fourth quarter of 2007.    The remainder of these expenses will be paid in cash as incurred through the fourth quarter of 2005.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 33% and 35% of sales for the three months ended March 31, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard retained the Company to produce MasterCard holograms through February 28, 2011, subject to automatic renewal if not terminated by either party.  Sales of VISA holograms to manufacturers of VISA credit cards were approximately 23% and 34% of sales for the three months ended March 31, 2005 and 2004, respectively. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. On March 15, 2005, VISA announced its intention to phase out the Dove hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an agreement with VISA, pursuant to which we will be a supplier of holographic magnetic stripe to VISA-approved card manufacturers. We cannot assure you that future sales of HoloMag to VISA’s authorized card manufacturers will be as successful or profitable as our historical sales of the VISA Dove hologram.

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

Holograms are sold under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to terms with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer and the customer has been billed for the order. At March 31, 2005 and December 31, 2004, accounts receivable from this customer totaled $1.4 million and $1.1 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004

Sales.  Sales increased by $1.4 million, or 27.1%, from $5.0 million for the three months ended March 31, 2004 to $6.4 million for the three months ended March 31, 2005.  The increase was primarily due to the implementation of new customer programs in the transaction card and identity document markets and growth with existing customers.

Cost of Goods Sold.  Cost of goods sold increased by $0.5 million, from $2.3 million for the three months ended March 31, 2004 to $2.8 million for the three months ended March 31, 2005.  As a percentage of sales, cost of goods sold decreased from 45.1% in the three months ended March 31, 2004 to 43.7% for the same period in 2005.  The decrease of 1.4% was primarily due to the increase in sales volume of higher margined products.

Selling and Administrative.  Selling and administrative expenses increased $0.2 million from $1.7 million for the three months ended March 31, 2004 to $1.9 million for the three months ended March 31, 2005. As a percentage of sales, selling and administrative expenses decreased from 33.4% for the three months ended March 31, 2004 to 30.0% for the same period in 2005.  The increase in expenses was due to an increase in selling expenses of $0.1 million primarily related to commissions and administrative expenses of $0.1 million, primarily due to professional fees.

Research and Development.  Research and development expenses remained relatively unchanged.

Depreciation and Amortization.  Depreciation and amortization increased $0.2 million from $0.2 million for the three months ended March 31, 2004 to $0.4 million for the three months ended March 31, 2005. The increase was primarily due to the acceleration of depreciation and amortization on equipment and leasehold improvements to be abandoned upon the consolidation of the Company’s operations in its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses of $0.1 million pertain to expenses incurred for the Company’s new facility in Robbinsville, New Jersey and consist primarily of employee relocation and severance expenses.

Interest Income.  Interest income increased $31,000 from $23,000 for the three months ended March 31, 2004 to $54,000 for the three months ended March 31, 2005. The increase was primarily due to higher interest rates in effect during the current period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had $3.9 million in cash and cash equivalents, short-term investments of $8.1 million and working capital of $17.2 million.

The Company’s operating activities used cash of $0.5 million for the three months ended March 31, 2005, compared to $0.7 million of cash provided for the three months ended March 31, 2004.  Cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities were $0.9 million in the three months ended March 31, 2005. Cash flows used in changes in operating assets and liabilities were $1.4 million in the three months ended March 31, 2005. For the three months ended March 31, 2004, cash flows provided by net income and adjustments to reconcile net income to net cash provided by operating activities provided cash of $0.6 million and cash flows provided by the net changes in operating assets and liabilities were $0.1 million.

Investing activities for the three months ended March 31, 2005 and 2004 used cash of $7.1 million and $2.8 million, respectively, due to increases in short-term investments and capital expenditures.

Financing activities for the three months ended March 31, 2005 provided cash of $4,000 due to the exercise of stock options. There were no financing activities for the three months ended March 31, 2004.

 On December 14, 2004, the Company entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which will be the future site of its primary operations. The Company will be doing construction within this facility to meet its specialized operational and security requirements through approximately June 2005. The new facility provides substantial room for expansion as the Company will consolidate its operations that are currently being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility in Robbinsville, New Jersey. The Company will also be acquiring additional equipment and technology to be installed in the new facility in order to broaden its capabilities to serve its target customers, expand capacity and improve efficiency.

The base rent on the new lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease are rent-free. The Company currently pays a combined base rent of $933,000 per year for its two existing smaller facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania. The term of the new lease is through May 31, 2017, and at the expiration of the term, the Company has options to renew the lease for three consecutive five year periods and an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement.

The Company currently anticipates investing approximately $7.4 million through 2005, of which approximately $1.8 million has been expended through March 31, 2005. The estimated $7.4 million includes expenditures for facility upgrades to customize the Robbinsville, New Jersey facility for its operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

The Company believes that cash flows from operations and its cash balances will be sufficient to meet working capital needs and fund capital expenditures, including expenditures relating to its Robbinsville, New Jersey facility, for the next twelve months.

The Company also currently expects to incur expenses totaling approximately $4.2 million, of which $0.3 million has been incurred through March 31, 2005. The estimated $4.2 million includes those expenses associated with existing leases, vacating its current facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania, relocating and terminating certain employees, moving equipment and other related expenses which the Company expects to be substantially complete by the third quarter of 2005.  These costs will be presented as facility consolidation expense on the Company’s financial statements.  Approximately $3 million of these expenses will be paid in cash ratably through the fourth quarter of 2007.    The remainder of these expenses will be paid in cash as incurred through the fourth quarter of 2005.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such “forward-looking” statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such “forward-looking” statements. Such factors are more fully described under the caption “Business – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which should be considered in connection with a review of this report.

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

ITEM 6.  EXHIBITS

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

Date:  May 16, 2004