Form 10-Q
period 2005-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2005-08-15
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3317668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Applegate Drive

Robbinsville, New Jersey 08691

(Address of principal executive offices, including zip code)

(609) 632-0800

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

☐ Yes   ☒ No

The aggregate number of shares of common stock, $.01 par value, outstanding on August 1, 2005 was 18,595,969.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$11,605	$11,357
Short-term investments	—	1,989
Accounts receivable, net of allowance for doubtful accounts of $190 and $180	4,411	3,889
Inventories	5,613	3,394
Deferred income taxes	1,042	983
Prepaid expenses	168	317
Total current assets	22,839	21,929
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $10,460 and $10,062	5,609	3,172
Other assets	99	110

Total Assets	$28,547	$25,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,282	$1,519
Accrued expenses	2,478	2,065
Deferred revenue	136	—
Customer advances	110	69
Income taxes payable	858	1,058
Total current liabilities	6,864	4,711
Other long-term liabilities	1,160	1,186

Total liabilities	8,024	5,897

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,591,969 shares and 18,515,907 shares	186	185
Additional paid-in capital	24,206	24,058
Accumulated deficit	(3,869)	(4,929)
Total Stockholders’ Equity	20,523	19,314

Total Liabilities and Stockholders’ Equity	$28,547	$25,211

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Sales	$6,857	$4,907	$13,257	$9,941
Royalty income	—	3	10	13
	6,857	4,910	13,267	9,954
Costs and expenses:
Cost of goods sold	3,161	2,260	5,960	4,530
Selling and administrative	2,213	1,751	4,131	3,434
Research and development	308	365	581	648
Depreciation and amortization	277	164	628	324
Facility consolidation	215	—	322	—
	6,174	4,540	11,622	8,936

Operating income	683	370	1,645	1,018

Other income:
Interest income	68	25	122	48
Patent agreement	—	178	—	178
	68	203	122	226

Income before provision for income taxes	751	573	1,767	1,244
Provision for income taxes	301	229	707	498

Net income	$450	$344	$1,060	$746

Net income per share:
Basic and diluted	$0.02	$0.02	$0.06	$0.04

See Notes to Unaudited Condensed Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,060	$746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	324
Deferred income taxes	(85)	21
Provision for doubtful accounts	10	—
Changes in operating assets and liabilities:
Accounts receivable	(532)	(157)
Inventories	(2,219)	119
Prepaid expenses and other	157	405
Accounts payable and accrued expenses	1,444	215
Deferred revenue	136	—
Customer advances	41	52
Income taxes payable	(200)	449

Net cash provided by operating activities	440	2,174

Cash flows from investing activities:
Decrease (increase) in short-term investments	1,989	(4,621)
Capital expenditures	(2,330)	(467)

Net cash used in investing activities	(341)	(5,088)

Cash flows from financing activities:
Proceeds from exercise of stock options	149	—

Net cash provided by financing activities	149	—

Increase (decrease) in cash and cash equivalents	248	(2,914)
Cash and cash equivalents, beginning of period	11,357	7,340

Cash and cash equivalents, end of period	$11,605	$4,426

Supplemental cash flow information:
Taxes paid	$990	$11
Capital expenditures included in accounts payable	$732	$24

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $152,000 and $263,000 for the three and six months ended June 30, 2005, respectively, and $116,000 and $224,000 for the three and six months ended June 30, 2004, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,550,331 and 18,533,230 for the three and six months ended June 30, 2005, respectively, and 18,483,720 for each of the three and six months ended June 30, 2004. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and six months ended June 30, 2005, the diluted number of weighted average shares outstanding was 19,401,664 and 19,255,093, respectively, which includes dilutive stock options of 851,333 shares and 721,863 shares, respectively. For the three and six months ended June 30, 2004, the diluted number of weighted average shares outstanding was 18,945,209 and 18,830,933, respectively, which includes dilutive stock options of 461,489 shares and 347,213 shares, respectively.

BUSINESS INFORMATION

Sales to MasterCard were approximately 36% and 37% of sales for the three months ended June 30, 2005 and 2004, respectively, and 35% and 36% of sales for the six months ended June 30, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard has retained the Company to produce MasterCard holograms through February 28, 2011, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At June 30, 2005 and December 31, 2004, accounts receivable from this customer totaled $1.8 million and $1.1 million, respectively.

Sales of VISA holograms to manufacturers of VISA credit cards were approximately 24% and 30% of sales for the three months ended June 30, 2005 and 2004, respectively, and 23% and 32% of sales for the six months ended June 30, 2005 and 2004, respectively. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $1.5 million and $1.2 million at June 30, 2005 and December 31, 2004, respectively.

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

Had compensation costs for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
		(In thousands, except per share data)

Net income, as reported		$450	$344	$1,060	$746
Add: Non-cash employee compensation, as reported		—	—	—	—
Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	62	30	103	60
Pro forma, net income		$388	$314	$957	$686

Basic and diluted net income per share, as reported		$0.02	$0.02	$0.06	$0.04
Basic and diluted net income per share, pro forma		$0.02	$0.02	$0.05	$0.04

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Balance at beginning of period	$505	$524	$510	$510
Warranties issued	60	40	120	80
Settlements made	(17)	(78)	(82)	(104)
Balance at June 30	$548	$486	$548	$486

RECLASSIFICATIONS – Certain prior year amounts have been reclassified to conform with the current year’s presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, amending FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first interim or annual period beginning after December 15, 2005. The Company expects to adopt the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company is still assessing the impact that the adoption of FAS 123R will have on its financial position, results of operations or cash flows.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term of conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. The adoption of this statement will not have an impact to the Company’s financial statement presentation since there have been no conditional asset retirement obligations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company will adopt this Statement beginning January 1, 2006.

NOTE B - INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$3,886	$1,749
Finished goods on consignment with customers	228	231
Work in process	1,026	1,044
Raw materials	473	370
	$5,613	$3,394

NOTE C - OTHER LONG-TERM LIABILITIES

Other long-term liabilities at both June 30, 2005 and December 31, 2004 include an $800,000 reserve for potential tax liabilities.  Also included in other long-term liabilities at June 30, 2005 and December 31, 2004 are $360,000 and $386,000, respectively, of long-term deferred income taxes.

NOTE D - FACILITY CONSOLIDATION

On December 14, 2004, the Company entered into certain agreements to lease a new 134,000 square foot facility located in Robbinsville, New Jersey which will be the site of the Company’s primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site.  The Company has begun the relocation as well as the expansion of its manufacturing operations in connection with this consolidation.

The lease is effective as of December 14, 2004 and expires on May 31, 2017. Under the agreements the Company has the right to renew the lease for three consecutive five year terms and also has an option to purchase the building.

The Company currently expects to incur expenses totaling approximately $3.6 million associated with its existing leases, vacating its current facilities, relocating and terminating certain employees, moving equipment and other related expenses which will be substantially complete in the third quarter of 2005.  Approximately $2.6 million of the total expenses will be paid in cash ratably through the fourth quarter of 2007.    The remainder of these expenses will be paid in cash as incurred through the fourth quarter of 2005. Of the approximately $3.6 million the Company expects to incur, $0.3 million and $0.2 million was incurred in 2005 and 2004, respectively, and are classified as facility consolidation expenses on the accompanying statement of operations.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

A significant portion of the Company’s business is derived from orders placed by certain credit card companies, including MasterCard and manufacturers of VISA brand credit cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to MasterCard were approximately 36% and 37% of sales for the three months ended June 30, 2005 and 2004, respectively, and 35% and 36% of sales for the six months ended June 30, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard retained the Company to produce MasterCard holograms through February 28, 2011, subject to automatic renewal if not terminated by either party.  Sales of VISA holograms to manufacturers of VISA credit cards were approximately 24% and 30% of sales for the three months ended June 30, 2005 and 2004, respectively, and 23% and 32% of sales for the six months ended June 30, 2005 and 2004, respectively. Currently we are one of two companies authorized to manufacture and sell VISA brand holograms to manufacturers of VISA brand credit cards. On March 15, 2005, VISA announced its intention to phase out the Dove hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we are authorized to supply the holographic magnetic stripe to VISA-approved card manufacturers. We cannot assure you that future sales of our holographic magnetic stripe to VISA’s authorized card manufacturers will be as successful or profitable as our historical sales of the VISA Dove hologram. If we were to lose a substantial portion of our business with either MasterCard or VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from these customers or if we experience delays or cancellations of orders from these customers, our business and financial performance will be materially and adversely affected.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004

Sales.  Sales increased by $2.0 million, or 39.7%, from $4.9 million for the three months ended June 30, 2004 to $6.9 million for the three months ended June 30, 2005.  The increase was primarily due to the implementation of new customer programs in the transaction card and identity document markets and growth with existing customers.

Cost of Goods Sold.  Cost of goods sold increased by $0.9 million, from $2.3 million for the three months ended June 30, 2004 to $3.2 million for the three months ended June 30, 2005.  As a percentage of sales, cost of goods sold remained constant at 46.1% for both of the three month periods ended June 30, 2004 and 2005.  Cost of goods sold in the current period included approximately $0.3 million of costs associated with operating an additional facility including duplicative rent, utilities and supplies.

Selling and Administrative.  Selling and administrative expenses increased $0.4 million from $1.8 million for the three months ended June 30, 2004 to $2.2 million for the three months ended June 30, 2005. As a percentage of sales, selling and administrative expenses decreased from 35.7% for the three months ended June 30, 2004 to 32.3% for the same period in 2005.  The increase in expenses was primarily due to higher professional fees and travel as well as costs associated with operating an additional facility including duplicative rent, utilities, supplies and recruitment for the new facility.

Research and Development.  Research and development expenses decreased $0.1 million from $0.4 million for the three months ended June 30, 2004 to $0.3 million for the same period in 2005. The decrease was primarily due to a decrease in testing expenses due to fewer samples for new products.

Depreciation and Amortization.  Depreciation and amortization increased $0.1 million from $0.2 million for the three months ended June 30, 2004 to $0.3 million for the same period in 2005. The increase was primarily due to the acceleration of depreciation and amortization on equipment and leasehold improvements to be abandoned upon the consolidation of the Company’s operations in its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses of $0.2 million pertain to expenses incurred for the Company’s new facility in Robbinsville, New Jersey and consist primarily moving expenses for machinery and equipment.

Interest Income.  Interest income increased $43,000 from $25,000 for the three months ended June 30, 2004 to $68,000 for the three months ended June 30, 2005 due to higher interest rates in effect during the current period.

Patent Agreement. During the three months ended June 30, 2004 the Company entered into an agreement with a competitor in which the Company was paid $178,000, which did not recur in the current period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004

Sales.  Sales increased by $3.4 million, or 33.4%, from $9.9 million for the six months ended June 30, 2004 to $13.3 million for the six months ended June 30, 2005.  The increase was primarily due to the implementation of new customer programs in the transaction card and identity document markets and growth with existing customers.

Cost of Goods Sold.  Cost of goods sold increased by $1.5 million, from $4.5 million for the six months ended June 30, 2004 to $6.0 million for the six months ended June 30, 2005.  As a percentage of sales, cost of goods sold decreased from 45.6% in the six months ended June 30, 2004 to 45.0% for the same period in 2005.  The decrease of 0.6 percentage points was primarily due to the increase in sales volume. Cost of goods sold in the current period included approximately $0.4 million of costs associated with operating an additional facility including duplicative rent, utilities and supplies.

Selling and Administrative.  Selling and administrative expenses increased $0.7 million from $3.4 million for the six months ended June 30, 2004 to $4.1 million for the six months ended June 30, 2005. As a percentage of sales, selling and administrative expenses decreased from 34.5% for the six months ended June 30, 2004 to 31.2% for the six months ended June 30, 2005. The increase in expenses was primarily due to higher commission and travel expenses as well as costs associated with operating an additional facility including duplicative rent, utilities, supplies and recruitment for the new facility.

Research and Development.  Research and development expenses decreased $0.1 million from $0.7 million for the six months ended June 30, 2004 to $0.6 million for the same period in 2005. The decrease was primarily due to a decrease in testing expenses for new products.

Depreciation and Amortization.  Depreciation and amortization increased $0.3 million from $0.3 million for the six months ended June 30, 2004 to $0.6 million for the same period in 2005. The increase was primarily due to the acceleration of depreciation and amortization on equipment and leasehold improvements to be abandoned upon the consolidation of the Company’s operations in its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses of $0.3 million pertain to expenses incurred for the Company’s new facility in Robbinsville, New Jersey and consist primarily of expenses for the moving of machinery and equipment, employee relocation and severance.

Interest Income.  Interest income increased $74,000 from $48,000 for the six months ended June 30, 2004 to $122,000 for the six months ended June 30, 2005 due to higher interest rates in effect during the current period.

Patent Agreement. During the six months ended June 30, 2004 the Company entered into an agreement with a competitor in which the Company was paid $178,000, which did not recur in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had $11.6 million in cash and cash equivalents and working capital of $16.0 million.

The Company’s operating activities provided cash of $0.4 million for the six months ended June 30, 2005, compared to $2.2 million of cash provided for the six months ended June 30, 2004. The decrease was primarily due to the build-up of inventory in anticipation of the facility consolidation program. Investing activities for the six months ended June 30, 2005 used cash of $0.3 million as a result of capital expenditures, primarily associated with the new facility, of $2.3 million being offset by sales of short-term investments of $2.0 million. Investing activities for the six months ended June 30, 2004 used cash of $5.1 million primarily as a result of capital expenditures of $0.5 million and purchases of short-term investments of $4.6 million. Financing activities for the six months ended June 30, 2005 provided cash of $0.1 million due to the exercise of stock options. There were no financing activities for the six-month period ended June 30, 2004.

On December 14, 2004, the Company entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which will be the site of its primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. The Company has substantially completed construction within this facility to meet its specialized operational and security requirements.  The new facility provides substantial room for expansion as the Company will consolidate its operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. The Company has also begun acquiring and installing additional equipment and technology to be installed in the new facility in order to broaden its capabilities to serve its target customers, expand capacity and improve efficiency.

The base rent on the new lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease are rent-free. Through June 30, 2005 the Company has recorded deferred rent of $0.3 million. The Company currently pays a combined base rent of $889,000 per year for its two existing smaller facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania. The term of the new lease for the Robbinsville, New Jersey facility is through May 31, 2017, and at the expiration of the term, the Company has options to renew the lease for three consecutive five year periods and an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement.

The Company currently anticipates investing approximately $7.4 million through 2005, of which approximately $3.1 million has been expended through June 30, 2005, including $.9 million expended in 2004. The estimated $7.4 million includes expenditures for facility upgrades to customize the Robbinsville, New Jersey facility for the

Company’s operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

The Company believes that cash flows from operations and its cash balances will be sufficient to meet working capital needs and fund capital expenditures, including expenditures relating to the Robbinsville facility, for the next twelve months.

The Company also currently expects to incur expenses totaling approximately $3.6 million related to the relocation and consolidation of facilities, of which $0.5 million has been incurred through June 30, 2005. The estimated $3.6 million includes those expenses associated with existing leases, vacating its current facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania, relocating and terminating certain employees, moving equipment and other related expenses which the Company expects to be substantially complete by the third quarter of 2005.  These costs will be presented as facility consolidation expense on the Company’s financial statements.  Approximately $2.6 million of these expenses will be paid in cash ratably through the fourth quarter of 2007.    The remainder of these expenses will be paid in cash as incurred through the fourth quarter of 2005.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1                           Amended and Restated Employment Agreement dated June 9, 2005 between the Company and Alan Goldstein

10.2                           Employment Agreement dated June 9, 2005 between the Company and Mark J. Bonney.

10.3                           Amendment to the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan.

31.1                           Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Mark J. Bonney pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Mark J. Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK NOTE
HOLOGRAPHICS, INC.

By:	/s/ Kenneth H. Traub
Kenneth H. Traub
President and Chief Executive Officer

By:	/s/ Mark J. Bonney
Mark J. Bonney
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Date:  August 15, 2005