Form 10-Q
period 2005-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2005-11-14
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

☐  Yes  ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

The aggregate number of shares of common stock, $.01 par value, outstanding on November 11, 2005 was 18,647,469.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$9,457	$11,357
Short-term investments	—	1,989
Accounts receivable, net of allowance for doubtful accounts of $250 and $180	6,092	3,889
Inventories, net	6,018	3,394
Deferred income taxes, net	1,120	983
Prepaid expenses	478	317
Total current assets	23,165	21,929
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $10,585 and $10,062	6,994	3,172
Other assets	89	110

Total Assets	$30,248	$25,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,784	$1,519
Accrued expenses	2,233	2,040
Customer advances	68	69
Income taxes payable	915	1,058
Total current liabilities	7,000	4,686
Other long-term liabilities	1,370	1,211

Total liabilities	8,370	5,897

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,647,469 shares and 18,515,907 shares	187	185
Additional paid-in capital	24,444	24,058
Accumulated deficit	(2,753)	(4,929)
Total Stockholders’ Equity	21,878	19,314

Total Liabilities and Stockholders’ Equity	$30,248	$25,211

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Sales	$8,959	$5,808	$22,216	$15,749
Royalty income	—	—	10	13
	8,959	5,808	22,226	15,762
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown below)	4,227	2,413	10,187	6,943
Selling and administrative	2,239	1,846	6,370	5,280
Research and development	291	319	872	967
Depreciation and amortization	127	171	755	495
Facility consolidation	278	93	600	93
	7,162	4,842	18,784	13,778

Operating income	1,797	966	3,442	1,984

Other income:
Interest income	61	29	183	77
Patent agreement	—	—	—	178
	61	29	183	255

Income before provision for income taxes	1,858	995	3,625	2,239
Provision for income taxes	742	397	1,449	895

Net income	$1,116	$598	$2,176	$1,344

Net income per share:
Basic	$0.06	$0.03	$0.12	$0.07
Diluted	$0.06	$0.03	$0.11	$0.07

Weighted average number of shares:
Basic	18,618	18,484	18,562	18,484
Diluted	19,576	18,808	19,363	18,823

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,176	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	755	495
Deferred income taxes, net	22	(52)
Provision for doubtful accounts	70	—
Provision for inventory reserves	321	320
Changes in operating assets and liabilities:
Accounts receivable	(2,273)	(1,040)
Inventories	(2,945)	(699)
Prepaid expenses and other	(144)	145
Accounts payable and accrued expenses	2,078	834
Customer advances	(1)	22
Income taxes payable	(143)	745

Net cash (used) provided by operating activities	(84)	2,114

Cash flows from investing activities:
Decrease (increase) in short-term investments	1,989	(2,016)
Capital expenditures	(4,193)	(652)

Net cash used in investing activities	(2,204)	(2,668)

Cash flows from financing activities:
Proceeds from exercise of stock options	388	—

Net cash provided by financing activities	388	—

(Decrease) in cash and cash equivalents	(1,900)	(554)
Cash and cash equivalents, beginning of period	11,357	7,340

Cash and cash equivalents, end of period	$9,457	$6,786

Supplemental cash flow information:
Taxes paid	$1,785	$181
Capital expenditures included in accounts payable	$380	$32

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. Holograms are also used for packaging, design and promotional applications.  The Company operates in one reportable industry segment.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition in Financial Statements”).”  Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used.  Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable.

Customer advances represent payments received from customers for products which have not yet been shipped.  These customer advances are classified as current liabilities on the accompanying balance sheets.

Shipping and handling amounts billed to customers are included in sales and amounted to $283,000 and $546,000 for the three and nine months ended September 30, 2005, respectively, and $92,000 and $316,000 for the three and nine months ended September 30, 2004, respectively.  Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,617,681 and 18,562,215 for the three and nine months ended September 30, 2005, respectively, and 18,483,720 for each of the three and nine months ended September 30, 2004. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three and nine months ended September 30, 2005, the diluted number of weighted average shares outstanding was 19,576,229 and 19,362,973, respectively, which includes dilutive stock options of 958,548 shares and 800,758 shares, respectively. For the three and nine months ended September 30, 2004, the diluted number of weighted average shares outstanding was 18,808,489 and 18,823,452, respectively, which includes dilutive stock options of 324,769 shares and 339,732 shares, respectively. Options to purchase 179,000 and 829,000 shares of common stock at September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect on earnings per share would be anti-dilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 30% and 37% of sales for the three months ended September 30, 2005 and 2004, respectively, and 33% and 36% of sales for the nine months ended September 30, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard has retained the Company as its exclusive supplier of MasterCard holograms as well as holographic magnetic stripe (HoloMag™) through February 28, 2013, subject to automatic renewal if not terminated by either party.  The loss of all or a substantial portion of the sales to MasterCard would have a material adverse effect on the financial position, results of operations and cash flows of the Company. At September 30, 2005 and December 31, 2004, accounts receivable from this customer totaled $1.8 million and $1.1 million, respectively.

Sales of VISA holograms (which includes HoloMag™ starting in the three month period ended September 30, 2005) to manufacturers of VISA credit cards were approximately 42% and 28% of sales for the three months ended September 30, 2005 and 2004, respectively, and 31% of sales for each of the nine months ended September 30, 2005 and 2004. The loss of a substantial portion of the sales to manufacturers of VISA credit cards would have a material adverse effect on the financial position, results of operations and cash flows of the Company. Accounts receivable from these customers approximated $2.9 million and $1.2 million at September 30, 2005 and December 31, 2004, respectively.

The Company purchases certain key materials used in the manufacture of its products and outsources certain key processes and products from third party suppliers, some of whom are sole source relationships, and some of whom the Company does not have supply contracts with. Any problems that occur with respect to the delivery, quality or cost of any such materials or processes could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Had compensation costs for the Company’s outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have differed as reflected by the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$1,116	$598	$2,176	$1,344
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	62	30	165	90
Pro forma, net income	$1,054	$568	$2,011	$1,254

Basic net income per share, as reported	$0.06	$0.03	$0.12	$0.07
Basic net income per share, pro forma	$0.06	$0.03	$0.11	$0.07
Diluted net income per share, as reported	$0.06	$0.03	$0.11	$0.07
Diluted net income per share, pro forma	$0.05	$0.03	$0.10	$0.07

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Balance at beginning of period	$548	$486	$510	$510
Warranties issued	110	40	230	120
Settlements made	(20)	(56)	(102)	(160)
Balance at September 30	$638	$470	$638	$470

RECLASSIFICATIONS – Certain prior year amounts have been reclassified to conform with the current year’s presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first annual period beginning after June 15, 2005. The Company expects to adopt the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company is still assessing the impact that the adoption of FAS 123R will have on its financial position, results of operations and cash flows.

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

NOTE B – INVENTORIES, NET

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$5,092	$2,049
Finished goods on consignment with customers	175	231
Work in process	1,149	1,192
Raw materials	474	473
Subtotal	6,890	3,945
Less: Inventory reserves	872	551
Net inventory	$6,018	$3,394

NOTE C – OTHER LONG-TERM LIABILITIES

Other long-term liabilities at both September 30, 2005 and December 31, 2004 include an $800,000 reserve for potential tax liabilities and a $132,000 long-term deferred tax asset.  Also included in other long-term liabilities at September 30, 2005 and December 31, 2004 are $348,000 and $386,000, respectively, of long-term deferred income taxes and $354,000 and $25,000, respectively, of deferred rent.

NOTE D - FACILITY CONSOLIDATION

On December 14, 2004, the Company entered into certain agreements to lease a new 134,000 square foot facility located in Robbinsville, New Jersey which is now the site of the Company’s primary operations. The lease expires on May 31, 2017. The Company has the right to renew the lease for three consecutive five year terms and also has an option to purchase the building.

The Company substantially completed the move and consolidation of its operations into the Robbinsville, New Jersey facility in the quarter ended September 30, 2005. The facilities located in Elmsford, New York and Huntingdon Valley, Pennsylvania were not fully vacated and available for sublease by the end of the quarter ended September 30, 2005 and accordingly the costs relating to the abandonment of those facilities will be recorded in the quarter ending December 31, 2005.  The Company currently expects the total expenses associated with the Elmsford and Huntingdon Valley leases, vacating these facilities, relocating and terminating certain employees, moving equipment and other related expenses to be approximately $3.4 million of which $0.6 million and $0.2 million was incurred in 2005 and 2004, respectively. As of September 30, 2005, $0.2 million of facility consolidation costs were included in accrued expenses.  Of the remainder of approximately $2.6 million, approximately $2.0 million is expected to be charged to facility consolidation expense on the statement of operations in the quarter ending December 31, 2005 and the balance will be expensed in 2006 and 2007.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

OVERVIEW

American Bank Note Holographics, Inc. (the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. Holograms are also used for packaging, design and promotional applications.

A significant portion of the Company’s business is derived from orders placed by certain transaction card companies, including MasterCard and manufacturers of VISA brand transaction cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales.  Several thousand banks worldwide issue VISA and MasterCard branded cards that incorporate the Company’s holograms.

Sales to MasterCard were approximately 30% and 37% of sales for the three months ended September 30, 2005 and 2004, respectively, and 33% and 36% of sales for each of the nine months ended September 30, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard retained the Company as its exclusive supplier of MasterCard holograms.  In the quarter ended September 30, 2005, the Company entered into an amendment to its agreement with MasterCard in which MasterCard named the Company as its exclusive supplier of holographic magnetic stripes (“HoloMag™”) and extended the agreement through February 28, 2013, subject to automatic renewal.

Sales of VISA holograms (which includes HoloMag™ starting in the three month period ended September 30, 2005) to manufacturers of VISA credit cards were approximately 42% and 28% of sales for the three months ended September 30, 2005 and 2004, respectively, and 31% of sales for the nine months ended September 30, 2005 and 2004. Currently we are one of two companies authorized to manufacture and sell the VISA Dove holograms to manufacturers of VISA brand credit cards. On March 15, 2005, VISA announced its intention to phase out the Dove hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe on all VISA branded cards.  On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we are authorized to supply HoloMag™ to VISA-approved card manufacturers. We are currently the only supplier of holographic magnetic stripes to VISA’s authorized card manufacturers. No assurance can be given that we will remain the only supplier of this product to manufacturers of VISA brand credit cards in the future.  The transition to VISA’s new card design commenced in July 2005, and we anticipate the Dove hologram design will be phased out on newly issued cards by the third quarter of 2006, and will be replaced by the holographic magnetic stripe.

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

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable.  In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries.  The Company provides replacement product for up to 180 days from original shipment as a warranty for defective product.

The Company purchases certain key materials used in the manufacture of its products and outsources certain key processes and products from third party suppliers, some of whom are sole source relationships, and some of whom it does not have supply contracts with. Any problems that occur with respect to the delivery, quality or cost of any such materials or processes could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Cost of goods sold includes raw materials such as nickel, foils, films and adhesives; labor costs; manufacturing overhead; and hologram origination costs (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process). Cost of goods sold also includes the cost of certain processes that the Company outsources to third parties. As a result, costs of goods sold are affected by product mix, manufacturing yields, supplier prices and changes in the cost of raw materials and labor.

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company.  The Company also includes the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses. Shipping and handling costs included in selling and administrative expenses amounted to $314,000 and $627,000 for the three and nine months ended September 30, 2005, respectively.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Sales.  Sales increased by $3.2 million, or 54.2%, from $5.8 million for the three months ended September 30, 2004 to $9.0 million for the three months ended September 30, 2005.  The increase was primarily due to the implementation of new programs in the transaction card market including our HoloMag™ integrated holographic magnetic security stripe product as well as the creation of new programs in the identity document market and the expansion of existing customer relationships in the transaction card, identity and product authentication markets.  HoloMag™ products shipped to several customers in the quarter ended September 30, 2005 with significant sales made to the manufacturers of VISA brand transaction cards. Sales growth in the quarter was also affected by the value of the HoloMag™ product which sells for substantially higher prices than a conventional hot stamp hologram due to its unique design and high security features.

Cost of Goods Sold.  Cost of goods sold increased by $1.8 million, from $2.4 million for the three months ended September 30, 2004 to $4.2 million for the three months ended September 30, 2005 primarily as a result of the volume increase.  As a percentage of sales, cost of goods sold increased from 41.5% for the three months ended September 30, 2004 to 47.2% for the three months ended September 30, 2005.  The increase was primarily due to increases in the warranty provision and in inventory reserves associated with volume increases and the launch of the HoloMag™ program. Cost of goods sold in the current period included approximately $0.2 million of costs associated with operating an additional facility including duplicative rent, utilities and supplies.

Selling and Administrative.  Selling and administrative expenses increased $0.4 million from $1.8 million for the three months ended September 30, 2004 to $2.2 million for the three months ended September 30, 2005. As a percentage of sales, selling and administrative expenses decreased from 31.8% for the three months ended September 30, 2004 to 25.0% for the same period in 2005.  The increase in expenses was primarily due to higher professional fees, salaries and wages in support of the growth of the business and shipping charges which increased due to higher product shipments.  The decrease in percentage of sales was primarily due to the volume increase in sales, partially offset by higher general and administrative costs.

Research and Development.  Research and development expenses decreased $28,000 from $319,000 for the three months ended September 30, 2004 to $291,000 for the same period in 2005 primarily as a result of lower testing expenses, partially offset by higher salaries and wages due to manpower additions.

Depreciation and Amortization.  Depreciation and amortization decreased $0.1 million from $0.2 million for the three months ended September 30, 2004 to $0.1 million for the same period in 2005. The decrease was primarily due to the acceleration of depreciation on equipment and leasehold improvements in the first two quarters of 2005 in connection with the consolidation of the Company’s operations in its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses, in the three months ended September 30, 2005, of $0.3 million pertain to expenses incurred for the Company’s new facility in Robbinsville, New Jersey and consist primarily of moving expenses for machinery and equipment.

Interest Income.  Interest income increased $32,000 from $29,000 for the three months ended September 30, 2004 to $61,000 for the three months ended September 30, 2005 due to higher interest rates in effect during the current period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Sales.  Sales increased by $6.5 million, or 41.1%, from $15.7 million for the nine months ended September 30, 2004 to $22.2 million for the nine months ended September 30, 2005.  The increase was primarily due to the implementation of new customer programs in the transaction card market and the expansion of existing customer relationships in the transaction card, identity and product authentication markets. Additionally sales increased as a result new programs in the secure identification card market.  Sales growth in the period was also affected by the value of the HoloMag™ product which sells for substantially higher prices than a conventional hot stamp hologram due to its unique design and high security features.

Cost of Goods Sold.  Cost of goods sold increased by $3.3 million, from $6.9 million for the nine months ended September 30, 2004 to $10.2 million for the nine months ended September 30, 2005.  As a percentage of sales, cost of goods sold increased from 44.1% in the nine months ended September 30, 2004 to 45.9% for the same period in 2005.  The increase of 1.8 percentage points was primarily due to a change in product mix and increased warranty and inventory obsolescence reserves. Cost of goods sold in the period ended September 30, 2005 included approximately $0.6 million of costs associated with operating an additional facility including duplicative rent, utilities and supplies.

Selling and Administrative.  Selling and administrative expenses increased $1.1 million from $5.3 million for the nine months ended September 30, 2004 to $6.4 million for the nine months ended September 30, 2005. As a percentage of sales, selling and administrative expenses decreased from 33.5% for the nine months ended September 30, 2004 to 28.7% for the nine months ended September 30, 2005. The increase in expenses was primarily due to higher commissions, travel expenses, and shipping charges as well as costs associated with operating an additional facility including duplicative rent, utilities, supplies and recruitment for the new facility.

Research and Development.  Research and development expenses decreased $0.1 million from $1.0 million for the nine months ended September 30, 2004 to $0.9 million for the same period in 2005. The decrease was primarily due to a decrease in testing expenses.

Depreciation and Amortization.  Depreciation and amortization increased $0.3 million from $0.5 million for the nine months ended September 30, 2004 to $0.8 million for the same period in 2005. The increase was primarily due to the acceleration of depreciation and amortization on equipment and leasehold improvements to be abandoned upon the consolidation of the Company’s operations in its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses of $0.6 million pertain to expenses incurred for the Company’s new facility in Robbinsville, New Jersey and consist primarily of expenses for the moving of machinery and equipment, employee relocation and severance.

Interest Income.  Interest income increased $106,000 from $77,000 for the nine months ended September 30, 2004 to $183,000 for the nine months ended September 30, 2005 due to higher interest rates in effect during the current period.

Patent Agreement. During the nine months ended September 30, 2004 the Company entered into an agreement with a competitor in which the Company was paid $178,000, which did not recur in the current year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had $9.5 million in cash and cash equivalents and working capital of $16.2 million.

The Company’s operating activities used cash of $84,000 for the nine months ended September 30, 2005, compared to $2.1 million of cash provided for the nine months ended September 30, 2004. The decrease was primarily due to an increase in accounts receivable consistent with the increase in sales and increased inventory in anticipation of future sales of HoloMag™, partially offset by an increase in accounts payable for the facility consolidation and inventory build. Investing activities for the nine months ended September 30, 2005 used cash of $2.2 million as a result of capital expenditures, primarily associated with the new facility, of $4.2 million partially offset by sales of short-term investments of $2.0 million. Financing activities for the nine months ended September 30, 2005 provided cash of $0.4 million due to the exercise of stock options. There were no financing activities for the nine-month period ended September 30, 2004.

On December 14, 2004, the Company entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of its primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. The Company substantially completed the relocation and consolidation of its operations within the quarter ended September 30, 2005. The Robbinsville facility provides substantial room for expansion as the Company consolidated its operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. The Company has also begun acquiring and installing additional equipment and technology in the new facility in order to broaden its capabilities to serve its target customers, expand capacity and improve efficiency.

The base rent on the new lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease are rent-free. Through September 30, 2005 the Company has recorded deferred rent of $0.4 million. The Company currently pays a combined base rent of $889,000 per year for its two existing smaller facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania. The term of the new lease for the Robbinsville, New Jersey facility is through May 31, 2017, and at the expiration of the term, the Company has options to renew the lease for three consecutive five year periods and an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement.

The Company currently anticipates investing approximately $7.0 million through 2005, of which approximately $5.5 million has been expended through September 30, 2005, including $.9 million expended in 2004. The estimated $7.0 million includes expenditures for facility upgrades to customize the Robbinsville, New Jersey facility for the Company’s operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

The Company believes that cash flows from operations and its cash balances will be sufficient to meet working capital needs and fund capital expenditures, including expenditures relating to the Robbinsville facility, for the foreseeable future.

The Company substantially completed the move and consolidation of its operations into the Robbinsville, New Jersey facility in the quarter ended September 30, 2005. The facilities located in Elmsford, New York and Huntingdon Valley, Pennsylvania were not fully vacated and available for sublease by the end of the quarter ended September 30, 2005, and accordingly, the costs relating to the abandonment of those facilities will be recorded in the quarter ending December 31, 2005.  The Company currently expects the total expenses associated with the Elmsford and Huntingdon Valley leases, vacating these facilities, relocating and terminating certain employees, moving equipment and other related expenses to be approximately $3.4 million. Of the approximately $3.4 million the Company expects to incur, $0.6 million and $0.2 million was incurred in 2005 and 2004, respectively, and are classified as facility consolidation expenses on the accompanying statement of operations.  Approximately $2.5 million of the total expenses are expected to be paid in cash ratably from the fourth quarter of 2005 through the fourth quarter of 2007.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 22, 2005, the Company held its annual meeting of stockholders.  For more information on the following proposals, refer to the Company’s proxy statement dated August 25, 2005, the relevant portions of which are incorporated herein by reference.

1.               The stockholders elected each of the five nominees to the Company’s Board of Directors who will serve until the 2006 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Withheld

Kenneth H. Traub	17,784,291	352,006
Salvatore F. D’Amato	18,099,068	37,229
Fred J. Levin	18,129,087	7,210
Douglas A. Crane	18,110,851	25,446
Jordan S. Davis	18,128,787	7,510

2.               The stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan:

For	9,353,983
Against	196,868
Abstain	287,319
Broker Non-vote	8,298,127

Total	18,136,297

3.               The stockholders ratified the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company:

For	18,112,338
Against	22,290
Abstain	1,669
Broker Non-vote	0

Total	18,136,297

ITEM 6.  EXHIBITS

10.1         Amendment No. 2, dated March 25, 2005, to the Hologram Agreement dated as of February 28, 2003 (as amended pursuant to Amendment No. 1 dated as of September 29, 2003) by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. *

10.2         Amendment No. 3, dated August 24, 2005, to the Hologram Agreement dated as of February 28, 2003 (as amended pursuant to Amendment No. 1 dated as of September 29, 2003 and Amendment No. 2 dated as of March 25, 2005) by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. *

10.3         VISA International Holographic Magnetic Stripe Tape Manufacturing Approval Agreement, dated April 8, 2005, by and between VISA International Service Association and American Bank Note Holographics, Inc. *

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

* Portions have been omitted pursuant to a request for confidential treatment.

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

Date: November 14, 2005