Form 10-K
period 2005-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2006-03-31
CIK 1052489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of              to

Commission File No. 1-14227

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3317668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2 APPLEGATE DRIVE ROBBINSVILLE, NJ	08691
(Address of Principal Executive Offices)	(Zip Code)

(609) 632-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well know seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES  ☐    NO  ☒

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2005, was approximately $53,235,421. Shares of common stock held by each officer and director and by each person who controls 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The aggregate number of shares of common stock, $.01 par value, outstanding on March 15, 2006 was 18,888,144.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

2005 Form 10-K

Part I.

Item 1. BUSINESS.

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces, markets and sells holograms and products incorporating holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, documents of value and various consumer products. The Company operates in one reportable industry segment. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are used by over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Sears, Nordstrom, Quaker State, Sony, Nike, Eli Lilly, and Janssen-Cilag as well as the United States government and other governments and companies. We also produce non-secure holograms for design and promotional applications.

We believe we have a number of strengths that provide us with a competitive advantage in the security sector of the holography industry, including:

•                  our reputation as a quality supplier of secure holograms with over 20 years of experience in the industry,

•                  our expertise in  holographic technology and production techniques which enables us to offer effective security solutions for a variety of end use markets and application environments,

•                  our secure production and distribution processes and capabilities which qualify us to meet the stringent requirements of security conscious customers,

•                  our origination laboratories, which enable us to produce distinctive holograms with a variety of security features that make them difficult to counterfeit, and

•                  our integrated manufacturing facilities, which allow us to mass produce our products in accordance with the highest quality standards.

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

•                  physical features - features that can be combined with holographic materials to increase the security of the holographic product. Physical features that we offer include:

•                  HoloMagTM – an integrated hologram and magnetic stripe.

•                  Micro-demetallization - a feature whereby a designed portion of the vacuum deposited aluminum materials are removed from the holographic film to create additional unique features that can be used to differentiate and authenticate the materials. This can be used to create see through screens, additional micro text in the metallization layer, and images that are only visible under magnification.

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

Markets and Products

We have five target markets, and we market various products to meet the needs of these markets:

Transaction Cards. In the early 1980’s, we began marketing our secure holograms for use on transaction cards and, as a result, helped to create and expand the security sector of the holography market. Since that time, holograms have been established as an important fraud prevention device on transaction cards. They are also commonly used to enhance the brand image of a transaction card issuer. Our products include:

Holographic Hot-Stamp Patch. Our largest source of revenue since our inception has been security holograms embossed into hot-stamp foil, for transaction card authentication. Holographic hot-stamp patches can also enhance the design and branding of a card. Our customers for this product include the issuers or manufacturers of MasterCard, VISA, American Express, Diners Club, Sears and various other retail and payment cards. We are the market leader in this segment and have developed a secure, global distribution system for secure holograms to the payment card industry.

HoloMagTM. HoloMag is an integrated holographic magnetic stripe. HoloMag significantly enhances the security of a card with overt, covert and machine readable security features. HoloMag also supports the branding objectives of card issuers with attractive imagery on the magnetic stripe while freeing up space on the front of cards.

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

We believe there are significant security advantages for demetallized holograms used on ID cards and other documents. We currently supply demetallized laminates for certain secure U.S. government credentials as well as national IDs for certain foreign countries. We believe there is a need to improve the security of many identity documents used in the United States and other countries, and we are proposing security holograms as a component of the security enhancements that are being considered by major issuers of identification documents.

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

Documents of Value. Concerns over counterfeiting and copying have led to an increased use of holograms produced by international suppliers for international markets for currency, checks, gift certificates, tax stamps and other financial instruments. While this market may provide a future growth opportunity for the Company, we have had minimal sales in this market to date. Holographic products for paper documents of value include:

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

Strategy

Protect and Enhance Our Position in Our Core Transaction Card Business. We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with leading transaction card companies and many of the major security card manufacturers. We intend to maintain our leadership position in the card industry and grow through excellent customer service and the distribution of new products that address the security needs and design objectives of this market.

Focus Sales and Marketing. We have narrowed the focus of our sales and marketing efforts to those specific applications within our target markets in which we can establish and sustain competitive advantages through a combination of product differentiation, intellectual property and market position.

Broaden and Enhance Our Security Offerings. We are developing better security solutions for our target markets which incorporate innovative applications of holography and other complementary technologies.

Control Costs. We have invested in and intend to continue to invest in more efficient operations and prudently manage our expenses to strengthen our competitive position and enhance profitability.

Strengthen Operational Capabilities. We have made significant investments in our facilities and our manufacturing capabilities and intend to continue to invest in enhancing our production and operational capabilities to broaden our product range, improve the products and services we provide to our customers, become more vertically integrated in our manufacturing operations and to gain operational efficiencies.

Production Processes

We are one of the most experienced security production companies in the holographic industry. Our new facility in Robbinsville, New Jersey combines the operations that were previously conducted in our facilities in Elmsford, New York and Huntingdon Valley, Pennsylvania while expanding and broadening our production capabilities. In this facility, we operate a holographic design studio, six holographic origination laboratories, a recombining operation, electroforming, plate making, eighteen mass replication lines, converting and finishing operations as well as extensive quality control and security procedures. Additionally we have high security warehouse and shipping and receiving areas.

Our production process is integrated to handle most aspects of production, including materials sourcing, processing, finishing, packaging, storage and logistics. We generally design and originate our own holograms in our facility in Robbinsville New Jersey. We subcontract certain production functions or products, including HoloMag, to third parties. The production process for holograms produced by the Company consists of the following steps:

Design

The first step of the production process is the design of the hologram. In our art department, our experienced personnel work with the customer to develop a conceptual design that incorporates the necessary features, both security and non-security, to satisfy the customer’s requirements.

Origination

After the design has been completed, various laser-ready components (magnetic disc, three-dimensional sculpture, flat art, etc., referred to as “information”) are delivered to our holographic origination studios.

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

Procurement of Key Materials and Products

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., with whom we have a supply contract. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

Quality

Through an extensive quality assurance program, we continually make improvements to our processes through the use of an effective and efficient business management system.

In 2005, we moved and consolidated our facilities from Elmsford, New York and Huntingdon Valley, Pennsylvania into a new facility in Robbinsville, New Jersey. (See “Manufacturing Facilities” below and “Item 2. Properties”). We began the ISO 9001-2000 certification process for this facility during 2005.

Information Technology

We have implemented an integrated enterprise resource planning system that provides information for management decision making. We made improvements to this system in 2005 and we intend to make additional improvements in 2006.

Research and Product Development

We have devoted significant attention to research and product development to continue to enhance our origination, replication and mass production capabilities as well as the features and performance of our products. Our research and development has enabled us to create new technologies and proprietary production processes and to deliver innovative products to the marketplace. We intend to continue to make on-going investments in research and development in order to:

•                  Develop better solutions for our customers’ problems.

•                  Create features which differentiate our products from those of our competitors.

•                  Develop and improve processing techniques to improve the quality and reduce the costs of our products.

Manufacturing Facilities

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey. During 2005, substantial construction was completed within this facility to meet our specialized operational and security requirements and this facility has become the site for our primary operations. The new facility provides substantial room for expansion as we consolidated our operations that were conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. We are currently evaluating the possible use of the Huntingdon Valley facility for certain manufacturing and secure storage. We have also  acquired  and installed additional equipment and technology in the Robbinsville facility in order to broaden our capabilities to serve our target customers, expand capacity, become more vertically integrated and improve efficiency. See “Item 2. Properties.”

Sales and Marketing

In 2005, we provided holographic products to over 200 customers worldwide. The majority of these customers are manufacturers of secure transaction cards. We are the exclusive supplier of holograms to MasterCard and we are one of two authorized manufacturers of VISA Dove holograms for sale to approved manufacturers of VISA cards. In 2005, we supplied holographic magnetic stripes for VISA, MasterCard, American Express and Diners Club cards. See Item 1A. “Risk Factors– VISA’s decision to discontinue the use of the current version of HoloMag will have a material adverse effect on our results of operations and financial condition”. In addition, we supply holograms to Sears, Nordstrom, Quaker State, Sony, Nike, Exxon Mobil, Janssen-Cilag and Eli Lilly, as well as the United States government and other governments and companies.

In the sales department we currently employ a Vice President of Sales, a Vice President of Corporate Development, and two full-time, incentive-compensated salespeople. We also utilize incentive-based international sales agents around the world. During 2005, as a result of the roll-out of our HoloMag product we reorganized and expanded our Customer Service group by adding a Director of Customer Service and four customer service personnel.

Our sales process generally involves identifying a customer need, designing a solution for the customer need, creating samples for customer evaluation and testing. Most of our target customers are transaction card issuers, government agencies and large corporations that are experiencing counterfeiting or other security problems. The sales process is generally at least three months, and in some cases, the sales process can last several years.

Pricing decisions are generally made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the Card Tech/SecureTech trade show, Cartes and a number of other security industry conferences around the world.

Competition

The holographic, magnetic tape and product security industries are highly competitive and highly fragmented. A number of our competitors are larger, and have greater financial resources, than us. Our industry has become increasingly competitive over the past several years as low cost foreign producers have entered our target markets, and low cost holographic producers that previously focused on non-security applications are increasingly competing in security applications. The holographic industry has also experienced consolidation, which has increased the breadth and scale of some of our competitors. In the holographic industry, competition is generally based on technology, price, product quality and customer service. We also compete with other non-holographic methods or devices.

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

We cannot assure you that the degree of protection offered by our patents is sufficient; the success of any of our enforcement actions or the likelihood that patents will be issued for pending applications. Competitors in the U.S. and foreign countries may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products.

Employees

As of March 15, 2006, we employed 120 persons of which 57 are covered by collective bargaining agreements. We consider our relations with our employees to be good. We are party to a collective bargaining agreement with Paper, Allied-Industrial, Chemical & Energy Workers International Union Local 286 (“Local 286”). Prior to our consolidation in Robbinsville, New Jersey we also had employees covered by an agreement with PACE International Union Local 1-0318. In connection with our move to Robbinsville, New Jersey, we  entered into a closure agreement with Local 1-0318, dated March 19, 2005, that provided for the termination of the contract with Local 1-0318. The agreement with Local 286 has a five-year term, which will expire on January 28, 2010.

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

Item 1A.                                                  RISK FACTORS

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

VISA’s decision to discontinue the use of the current version of HoloMag  had a material adverse effect on our results of operations and financial condition in the quarter ended December 31, 2005 and will continue to impact our results of operations and financial condition in 2006.

Sales to manufacturers of VISA transaction cards were approximately 37%, 31% and 30% of sales for the years ended December 31, 2005, 2004 and 2003, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we are authorized to supply HoloMag to VISA approved card manufacturers. Sales of HoloMag to VISA authorized card manufacturers amounted to $2.3 million and $3.8 in the three months ended September 30, 2005 and December 31, 2005, respectively. We previously reported that we had learned of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag. On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hologram and VISA also provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”). VISA’s decision to discontinue the use of the current version of HoloMag and the resulting cessation of sales has had, and will continue to have a material adverse effect on our results of operations and financial condition.

As a result of the VISA Decision, the Company’s results of operations for the quarter and year ended December 31, 2005 have been materially affected. In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. We will review the valuation of these accounts on an ongoing basis as part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time. Sales of HoloMag to VISA authorized transaction card manufacturers began in the quarter ended September 30, 2005 and amounted $2.3 million in that quarter. In the quarter ended December 31, 2005 HoloMag sales to VISA authorized card manufacturers amounted to $3.8 million. Sales of VISA HoloMag continued to grow in the first quarter of 2006 compared to the prior quarter until the announcement by VISA on March 14, 2006. Accordingly, our sales in the quarter ending March 31, 2006 are expected to be higher than the level of the quarter ended December 31, 2005 and are expected to decline thereafter as a result of the VISA Decision.

We are currently working on the development of a second generation of holographic magnetic tape, but there can be no assurance that we will be successful in developing such a product, or that any such product will be acceptable to our customers. Further there can be no assurance that a competitor of ours will not develop an acceptable product that is adopted by our customers.

We may be subject to claims arising from the suspension of sales of HoloMag for VISA transaction cards.

In its correspondence to us relating to HoloMag, VISA has stated to us its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and have submitted our initial response to VISA. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical. Additionally, as a result of VISA’s notification to financial institutions and authorized card manufacturers, we have received communications from customers seeking to address the status and disposition of their HoloMag inventory and orders.

In the event that VISA or other third parties assert claims against us, our financial condition and results of operations may be adversely affected.

We depend on sales to transaction card companies for a substantial portion of our revenue, the loss of which would have a material adverse effect on our business.

A significant portion of the Company’s business is derived from orders placed by certain transaction card companies and manufacturers of transaction cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to transaction card companies and manufacturers of transaction cards accounted for approximately 86% of our total sales in 2005 and 84% of our total sales in 2004. The traditional hot stamp patch hologram on many transaction cards is being phased out by some of our major customers and is being replaced by an integrated holographic magnetic stripe. We previously reported that we had learned of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the current version of HoloMag. We have been advised by customers that there is a need to develop a second generation holographic magnetic tape product that addresses ESD and we have commenced such development. There can be no assurance that we will be successful in developing such a product that will be acceptable to our customers. Further there can be no assurance that a competitor of ours will not develop an acceptable product that is adopted by our customers. To the extent that we experience declining sales of HoloMag or traditional hot stamp patch holograms to our transaction card customers, without replacing such sales with sales of new products, our business, operating results and financial condition would be materially and adversely affected.

We depend on sales to MasterCard for a substantial portion of our revenue, the loss of which would have a material adverse effect on our business.

Sales to MasterCard were approximately 31% and 35% of sales for the years ended December 31, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by the Company. The agreement with MasterCard was amended on August 24, 2005, and expires on February 28, 2013, subject to automatic renewal thereafter.

If we were to lose a substantial portion of our business with MasterCard without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from MasterCard or if we experience delays or cancellations of orders from MasterCard, our business and financial performance will be materially and adversely affected.

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

•                  the impact of the VISA Decision on our business,

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

The holographic, magnetic tape and product security industries are highly competitive and highly fragmented. A number of our competitors are larger, and have greater financial resources, than us. Our competitors, which are numerous and may have more resources than us, may take away market share or compete with us on the basis of price, which may erode our prices and margins. Our industry has become increasingly competitive over the past several years as low cost foreign producers have entered our target markets, and low cost holographic producers that previously focused on non-security applications are increasingly competing in security applications. The holographic industry has also experienced consolidation, which has increased the breadth and scale of some of our competitors. Increasing competition in the market for our security holograms has resulted in declining sales prices for certain products. Competitive pressures may force us to reduce prices, which can adversely affect our results of operations.

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

We have been advised by customers that there is a need to develop a second generation holographic magnetic tape product that addresses ESD from static electricity carried on cards incorporating the current version of HoloMag, and we have commenced such development. There can be no assurance that we will be successful in developing such a product that will be acceptable to our customers. We are aware that competitors are working to develop products that would compete with our current and potential future offerings including a second generation of holographic magnetic tape that does not give rise to ESD issues.

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

We depend on third-party suppliers and subcontractors for some key products and processes, and we may not be able to find alternative sources in a timely manner if those suppliers or subcontractors fail to supply us.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., with whom we have a supply contract. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

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

While we have added significantly to our talent pool in 2005 our future success continues to depend on our ability to attract and retain qualified:

•                  management,

•                  engineering,

•                  manufacturing,

•                  research and development,

•                  sales and marketing, and

•                  customer support personnel.

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

Sales derived from customers outside the United States were 34% of our total sales in 2005 and 21% of our total sales in 2004. Our international sales are subject to risks, including:

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

These factors may have a material adverse effect on our future international sales, and consequently our business, financial condition or results of operations.

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

As of March 15, 2006, we had 18,888,144 shares of our common stock issued and outstanding and 3,151,263 additional shares of common stock reserved for issuance upon exercise of outstanding stock options. If the holders of shares of common stock acquired upon the exercise of outstanding options or the lapse of the sale restrictions on restricted stock grants were to sell a significant amount of their shares into the open market, the market price of our common stock could be adversely affected. The sales might also make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

Crane & Co. Inc. has certain rights which could adversely affect the market price of our common stock.

On June 30, 2000, we entered into a stock purchase agreement with Crane & Co., Inc. (“Crane”) under which Crane purchased 3,387,720 shares of our common stock. This stock is not currently registered for public resale, but may be sold (i) in privately negotiated transactions, (ii) pursuant to Rule 144 in the public market, and subject to the volume restrictions of Rule 144, or (iii) pursuant to a registration statement filed by the Company. Crane has the right to demand registration on Form S-3 in the event Form S-3 is available to the Company. Since our stock trades on the OTC Bulletin Board the Form S-3 is not currently available to the Company. Crane also has piggy-back registration rights which require us to register its stock in the event the Company files a registration statement to sell common stock. On November 30, 2005 we were informed by Crane & Co., Inc. of their intention to sell a portion or all of their shares in an orderly manner. If the sale of these shares is not conducted in an orderly fashion it could have a negative impact on the price of our common stock. If we are required to register Crane’s common stock, the Company will incur legal, accounting and other expenses associated with the registration and sale, and the registration and sale of Crane’s common stock may have an impact on the market for our common stock. To date, we are not aware that Crane has sold any shares.

Our principal stockholders, executive officers and directors have substantial influence over all matters requiring stockholder approval, including a change of control that you might otherwise approve.

Our principal stockholders, executive officers and directors and entities related to them, in the aggregate, beneficially own approximately 48% of our common stock as of March 15, 2006. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Such a concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2. PROPERTIES.

We maintain secure hologram manufacturing facilities in Robbinsville, New Jersey, Huntingdon Valley, Pennsylvania and Dalton, Massachusetts. During 2005 we moved our headquarters and substantially all of our principal operations, including our design, engineering, research and development, holographic origination, plate making, manufacturing, distribution and quality control for numerous holographic products to our 134,000 square foot leased facility at Robbinsville, New Jersey. The initial lease term for the new facility is through May 2017 and at the expiration of the lease, we have options to renew the lease for three consecutive five year periods and we also have an option to make an offer to purchase the building.

Our 30,000 square foot leased facility at Huntingdon Valley, Pennsylvania was vacated as part of the move and consolidation of operations in 2005. We are currently evaluating the possible use of this facility for certain manufacturing and secure storage. The lease on this facility expires in July 2007.

Our 2,400 square foot leased facility at Dalton, Massachusetts was opened in 2000 and has been dedicated to the production of security holograms.

Our 57,200 square foot leased facility at Elmsford, New York was vacated and all operations previously conducted in the facility were transferred to Robbinsville in 2005. The lease on the facility expires in December 2007. We have the right to sublease and have been attempting to do so since the building was vacated. We are currently negotiating a settlement of our obligations for the remainder of the lease term with the landlord.

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

The following table sets forth the high and low closing prices of our common stock for each quarter of 2004, 2005 and the period from January 1 to March 28 of 2006.

	High	Low
2004
First Quarter	$2.40	$1.50
Second Quarter	2.95	1.88
Third Quarter	2.58	1.96
Fourth Quarter	3.98	2.45

2005
First Quarter	$3.62	$2.75
Second Quarter	4.13	3.60
Third Quarter	5.92	3.87
Fourth Quarter	6.95	5.05

2006
First Quarter (through March 28, 2006)	$6.40	$2.00

As of March 28, 2006, there were approximately 550 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2001	2002	2003	2004	2005
STATEMENT OF INCOME DATA:
Revenue:
Sales	$20,016	$18,665	$18,284	$21,263	$32,299
Royalty income	466	555	48	13	20
	20,482	19,220	18,332	21,276	32,319
Costs and expenses:
Cost of goods sold, exclusive of depreciation and amortization (a)	9,962	8,926	8,279	9,161	19,368
Selling and administrative	7,314	7,136	6,518	7,070	8,850
Research and development	1,233	1,143	1,142	1,270	1,263
Depreciation and amortization	1,097	800	739	830	1,297
Facility consolidation				242	2,769
Impairment of goodwill and fixed assets (b)	—	9,298	—	—	—
	19,606	27,303	16,678	18,573	33,547

Operating income (loss)	876	(8,083)	1,654	2,703	(1,228)

Other income:
Interest, net	258	113	97	121	259
Patent settlement and other	—	691	—	178	—
	258	804	97	299	259
Income (loss) before provision (benefit) for income taxes	1,134	(7,279)	1,751	3,002	(969)
Provision (benefit) for income taxes	543	858	744	1,201	(388)
Net income (loss)	$591	$(8,137)	$1,007	$1,801	$(581)

Net income (loss) per share: (c)
Basic	$0.03	$(0.44)	$0.05	$0.10	$(0.03)
Diluted	$0.03	$(0.44)	$0.05	$0.10	$(0.03)

Weighted average shares outstanding: (c)
Basic	18,484	18,484	18,484	18,489	18,593
Diluted	18,484	18,484	18,526	18,907	18,593

	December 31,
	2001	2002	2003	2004	2005
BALANCE SHEET DATA:
Working capital	$11,884	$14,091	$16,054	$17,243	$13,556
Total assets	28,586	20,130	21,020	25,211	29,484
Total debt	—	—	—	—	—
Total stockholders’ equity	24,579	16,442	17,449	19,314	19,310

(a) In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million relating primarily to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and warranty.

(b) As a result of our annual test for impairment of goodwill, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002. As a result of our review of long-lived assets for impairment during the quarter ended December 31, 2002, we recorded an impairment charge of $1.9 million (see Note 1 of the Notes to the Financial Statements).

(c) Diluted earnings (loss) per share would have been anti-dilutive for the years ended December 31, 2002 and 2005, if based on fully diluted shares adjusted to reflect stock options exercised.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our financial statements, including the notes thereto, which appear elsewhere in this report.

Overview

ABNH was, until July 20, 1998, a wholly-owned subsidiary of American Banknote Corporation (“ABN”). On that date, ABN completed the sale of 13,636,000 shares of our common stock in an initial public offering (the “Offering”), representing ABN’s entire investment in ABNH. We did not receive any proceeds from the Offering.

ABNH originates, produces, markets and sells secure holograms and products incorporating secure holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. The Company operates in one reportable industry segment. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are sold to over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Sears, Nordstrom, Quaker State, Nike, Janssen-Cilag and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for design and promotional applications.

Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries utilize holograms as authentication devices.

A significant portion of the Company’s business is derived from orders placed by certain transaction card companies, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to transaction card companies accounted for approximately 86% of our total sales in 2005 and 84% of our total sales in 2004.

Sales to MasterCard (which includes HoloMag™ starting in the three month period ended December 31, 2005) were approximately 31% and 35% of sales for the years ended December 31, 2005 and 2004, respectively. The Company has an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by the Company. The agreement with MasterCard was amended on August 24, 2005, and expires on February 28, 2013, subject to automatic renewal thereafter.

If we were to lose a substantial portion of our business with MasterCard without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from MasterCard or if we experience delays or cancellations of orders from MasterCard, our business, operating results and financial performance will be materially and adversely affected.

Sales of VISA holograms (which includes HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 37%, 31% and 30% of sales for the years ended December 31, 2005, 2004 and 2003, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers. We previously reported that we had learned of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag. On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”). We are continuing to evaluate VISA’s actions and claims and have submitted an initial response to VISA. We believe that we are in compliance with our agreement with VISA and that the HoloMag product complies with all standards and specifications contained in our agreement.

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable. At December 31, 2005 and 2004, accounts receivable from this customer totaled $1.5 million and $1.1 million, respectively. In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries. The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product. The Company generally provides replacement product for up to 180 days from original shipment as a warranty for defective product. Shipping and handling amounts billed to customers are included in sales and amounted to $0.9 million, $0.4 million and $0.4 million in 2005, 2004 and 2003, respectively.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis.

In the case of HoloMag, we have a single supplier, CFC International, Inc., with whom we have a supply contract. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

During 2005, 2004 and 2003, export sales accounted for approximately 34%, 21% and 28%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

Sales may fluctuate from quarter to quarter due to changes in customers’ ordering patterns. Customers do not typically provide us with precise forecasts of future order quantities. Quarterly demand for our products may be materially influenced by customers’ promotions, inventory replenishment, card expiration patterns, delivery schedules and other factors, such as the VISA Decision, which may be difficult for us to anticipate.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. The Company also includes the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses. These costs amounted to $1.0 million, $0.5 million and $0.4 million in 2005, 2004 and 2003, respectively.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories and intangible assets. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. In addition, these estimates and assumptions have been influenced by our current knowledge of the potential impact of the VISA Decision. Actual results may differ materially from these estimates.

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition in Financial Statements”).”  Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable. The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product.

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the Company’s balance sheets.

Shipping and handling amounts billed to customers are included in sales. Shipping and handling costs are included in selling and administrative expenses.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

Impairment of Long-lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first annual period beginning after June 15, 2005. The Company has adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. For an approximate impact on 2006 results refer to the pro-forma results shown in Note 1.,”Stock-based Compensation”, in the Financial Statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151 (“FAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently believes that the adoption of FAS 151 will not have a material impact on its financial statements.

In March 2005, the FASB issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term of conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. The adoption of this statement will not have an impact to the Company’s financial statement presentation since there have been no conditional asset retirement obligations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company has adopted this Statement beginning January 1, 2006.

Impact of the VISA Decision

As a result of the VISA Decision, the Company’s results of operations for the quarter and year ended December 31, 2005 have been materially affected. In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. We will review the valuation of these accounts on an ongoing basis as a part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time. Sales of HoloMag to VISA authorized transaction card manufacturers began in the quarter ended September 30, 2005 and amounted to $2.3 million in that quarter. In the quarter ended December 31, 2005 HoloMag sales to VISA authorized card manufacturers amounted to $3.8 million. Sales of VISA

HoloMag continued to grow in the first quarter of 2006 compared to the prior quarter until the announcement by VISA on March 15, 2006. Accordingly, sales in the quarter ending March 31, 2006 are expected to be higher than the level of the quarter ended December 31, 2005 and are expected to decline thereafter as a result of the VISA Decision.

Results of Operations

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Sales. Sales increased by $11.0 million, or 52%, from $21.3 million in 2004 to $32.3 million in 2005. The increase was primarily due to the roll-out of the HoloMag program in the transaction card market. HoloMag sales accounted for approximately $8.4 million of the increase from 2004 to 2005 and included sales of approximately $6.1 million to manufacturers of VISA transaction cards which sales began in the second half of the year. HoloMag was also sold to manufacturers of American Express and Diners Club cards throughout the entire year and to MasterCard beginning in the fourth quarter. Sales growth was also affected by the value of the HoloMag product which sells for substantially higher prices than a conventional hot stamp hologram due to its unique design and high security features. We also created new product solutions in the identity document and product authentication markets and expanded existing customer relationships in each of our markets.

Royalty Income. Royalty income remained relatively unchanged.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization increased by $10.2 million, from $9.2 million in 2004 to $19.4 million in 2005 primarily as a result of the volume increase due to the ramp up of HoloMag in the second half of 2005 and increases in inventory and warranty reserves for HoloMag. As a percentage of sales, cost of goods sold excluding depreciation and amortization increased from 43.1% in 2004 to 60.0% in 2005. As a result of the VISA Decision, in the fourth quarter of 2005, we recorded a charge to cost of goods sold of $4.8 million to reserve the value of the HoloMag inventory and provide for additional, non-ESD related warranty claims for products sold in 2005.

Selling and Administrative Expenses.Selling and administrative expenses increased $1.8 million from $7.1 million in 2004 to $8.9 million in 2005. As a percentage of sales, selling and administrative expenses decreased from 33.3% in 2004 to 27.4% in 2005. The increase in expenses was primarily due to higher professional fees, salaries and wages in support of the growth of the business and the facility consolidation and shipping charges which increased due to higher product shipments as well as an increase in the allowance for doubtful accounts relating to the VISA Decision. The decrease in percentage of sales was primarily due to the volume increase in sales, partially offset by higher general and administrative costs.

Research and Development. Research and development expenses amounted to $1.3 million in both 2004 and 2005 as lower testing expenses in 2005 were partially offset by higher salaries and wages due to manpower additions and consulting costs in connection with the HoloMag program.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million from $0.8 million in 2004 to $1.3 million in 2005. The increase was primarily due to the acceleration of depreciation on equipment and leasehold improvements from the Company’s abandoned facility in Elmsford, New York of $0.4 million and the increase in fixed assets in connection with the leasehold improvements and new equipment in the Company’s new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses of $2.8 million were recorded in 2005 as compared to $0.2 million recorded in 2004. All amounts recorded in facilities consolidation expenses pertain to expenses incurred for the Company’s move and consolidation into its new facility in

Robbinsville, New Jersey and in 2005 consist primarily of future amounts of rent due on the abandoned facility in Elmsford, New York, moving costs for equipment and inventory and employee severance costs, while expenses incurred in 2004 consist primarily of legal fees, real estate commissions and employee relocation and severance expenses.

Interest Income. Interest income increased $0.2 million from $0.1 million in 2004 to $0.3 million in 2005 primarily as a result of higher interest rates in effect during 2005.

Other Income. Other income decreased $0.2 million from $0.2 million in 2004 to $0 million in 2005. The decrease was primarily due to income from a patent settlement agreement with a competitor in 2004 which did not recur in 2005.

Income Taxes. The Company recorded a benefit from income taxes of $.4 million in 2005 as a result of the pre-tax loss as compared to income tax expense of $1.3 million in 2004.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Sales. Sales increased by $3.0 million, or 16.3%, from $18.3 million in 2003 to $21.3 million in 2004. The increase was due to an increase in sales of holograms for transaction cards to existing customers of $3.0 million, the creation of new programs for transaction cards for $0.9 million in 2004, and the creation of new programs for identification products for $0.4 million in 2004, which was partially offset by sales of $1.3 million of identification products in 2003 that did not recur in 2004. In addition, we commenced new programs in pharmaceutical product protection which offset a continued reduction in lower margin label sales.

Royalty Income. Royalty income remained relatively unchanged.

Cost of Goods Sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by $0.9 million, or 10.7%, from $8.3 million in 2003 to $9.2 million in 2004. As a percentage of sales, cost of goods sold, excluding depreciation and amortization decreased from 45.3% in 2003 to 43.1% in 2004. The decrease in cost of goods sold, excluding depreciation and amortization as a percentage of sales of 2% was primarily due to greater sales volumes of higher margin products in the current period.

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

Seasonality

Our sales have not generally exhibited substantial seasonality. However, our sales and operating results to date have, and future sales and therefore operating results may, continue to fluctuate from quarter to quarter. The degree of fluctuation will depend on a number of factors, including the timing and level of sales, and any change in the pricing of our products and the mix of products sold. Because a significant portion of our business is expected to be derived from orders placed by a limited number of large customers, variations in the timing of such orders could cause significant fluctuations in our operating results. Customers do not typically provide us with precise forecasts of future order quantities. Quarterly demand for our products may be materially influenced by customers’ promotions, inventory replenishment, transaction card expiration patterns, delivery schedules and other factors which may be difficult for us to anticipate. Other factors that may result in fluctuations in operating results include the impact of the VISA Decision, the timing of new product announcements and the introduction of new products and new technologies by us or our competitors, delays in research and development of new products, increased research and development expenses, availability and cost of materials from our suppliers, and competitive pricing pressures.

Liquidity and Capital Resources

At December 31, 2005, we had $9.1 million of cash and cash equivalents and working capital of $13.6 million.

The Company’s operating activities provided cash of $0.3 million in 2005, compared to $3.4 million of cash provided in 2004. The decrease was primarily due to an increase in accounts receivable and inventories in connection with the increase in sales partially offset by an increase in accounts payable due to the growth of the business. Investing activities in 2005 used cash of $3.1 million including $5.1 million as a result of capital expenditures, primarily associated with leasehold improvements and new equipment in the new facility partially offset by sales of short-term investments of $2.0 million. Financing activities in 2005 provided cash of $0.6 million due to the exercise of stock options. Financing activities in 2004 provided cash of $0.1 million due to the exercise of options.

On December 14, 2004, the Company entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of its primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. The Company completed the relocation and consolidation of its operations during 2005. The Robbinsville facility provides substantial room for expansion as the Company consolidated its operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. We are currently evaluating the possible use of the Huntingdon Valley facility for certain manufacturing and secure storage. The Company has also acquired and installed additional equipment and technology in the new facility to broaden its capabilities to serve its target customers, expand capacity, become more vertically integrated and improve efficiency.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2004 and 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007. The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term has been charged to Facility Consolidation Expense in 2005.

We invested approximately $6.0 million through 2005 in capital additions at the Robbinsville, New Jersey facility in conjunction with the consolidation of our operations, of which approximately $5.1 million was expended in 2005 and $.9 million was expended in 2004. These expenditures were for facility upgrades to customize the Robbinsville, New Jersey facility for the Company’s operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

We believe that cash flows from operations and cash balances will be sufficient to meet working capital needs and fund capital expenditures for the foreseeable future after considering the potential impact of the VISA Decision.

The following table illustrates the costs incurred in the relocation and consolidation of facilities through December 31, 2005 and anticipated in 2006 and 2007.

	For the Years Ended December 31,
	Actual		Estimated
	2004	2005	2006	2007
	(In Thousands)
Rent on abandoned facilities, net	$—	$1,905	$—	$—
Accretion on abandoned facilities rental	—	45	140	83
Employee severance costs	15	107	9	—
Employee relocation costs	56	116	170	240
Moving costs	—	590	—	—
Legal expenses and commissions	171	6	—	—
	$242	$2,769	$319	$323

The following table quantifies our future obligations, which consist primarily of lease obligations (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Lease obligations	$9,020	$1,576	$2,033	$1,216	$4,195

Impact of Inflation

In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2005 and 2004.

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)(2)
	(In Thousands, Except Per Share Data)
Sales	$6,400	$6,857	$8,959	$10,083

Cost of goods sold, excluding depreciation and amortization	$2,799	$3,161	$4,227	$9,181

Net income (loss)	$610	$450	$1,116	$(2,757)

Net income (loss) per share-basic and diluted	$0.03	$0.02	$0.06	$(0.15)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Sales	$5,034	$4,907	$5,808	$5,514

Cost of goods sold, exclusive of depreciation and amortization	$2,270	$2,260	$2,413	$2,218

Net income	$402	$344	$598	$457

Net income per share-basic and diluted	$0.02	$0.02	$0.03	$0.02

(1)                                  The quarter ended December 31, 2005 includes $5.0 million of additional charges for the VISA Decision. Net Income (loss) in the quarter was also impacted by facility consolidation expense of $2.2 million.

(2)                                  Diluted income (loss) per share would have been anti-dilutive for the quarter ended December 31, 2005 if based on fully diluted shares adjusted to reflect stock option exercises.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 27, 2005, Ernst & Young LLP (“Ernst & Young”) notified us that it would be resigning as our independent auditors upon completion of their SAS No. 100 review for the quarter ended March 31, 2005. Ernst & Young subsequently completed its SAS No. 100 review and by letter dated May 17, 2005 confirmed its resignation. Ernst & Young advised the Company that it was resigning because of Ernst & Young’s resource constraints, and that its resignation was not related to any matter concerning the Company including the Company’s selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

Ernst & Young audited our financial statements for our two most recent fiscal years ended December 31, 2004.

During our two most recent fiscal years ended December 31, 2004 and for the period from January 1, 2005 through the date of resignation, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young would have caused them to make reference to the subject matter of their disagreement in their report.

During our two most recent fiscal years ended December 31, 2004 and for the period from January 1, 2005 through the date of resignation, there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

The report of Ernst & Young accompanying the audit for our two most recent fiscal years ended December 31, 2004 did not contain any adverse opinion or disclaimer or opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided Ernst & Young with a copy of the above disclosures on May 18, 2005, and requested that Ernst & Young furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of such letter is attached as exhibit 16.1 to the Form 8-K filed by the Company on May 20, 2005.

On, August 1, 2005 we engaged PricewaterhouseCoopers, LLP as our independent registered public accounting firm for 2005. During our fiscal years ended December 31, 2004 and 2003, and through August 1, 2005, neither we, nor anyone acting on our behalf, consulted with PricewaterhouseCoopers, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The following table sets forth certain information concerning our directors, executive officers and other key employees. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position(s)
Directors, Executive Officers:

Kenneth H. Traub	44	President, Chief Executive Officer and Director

Salvatore F. D’Amato	77	Chairman of the Board

Mark J. Bonney	52	Executive Vice President, Chief Financial Officer and Secretary

Jordan Davis *	44	Director

Fred J. Levin*	43	Director

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

Salvatore F. D’Amato has served as our Chairman of the Board since April 1999 and as a director since March 1999. He was also our Chairman of the Board and President from 1983 to 1990 and was a consultant for us from time to time between 1990 and April 1999. Mr. D’Amato was President and a director of American Banknote, our former parent corporation, from 1977 to 1983. Prior thereto, he served as Vice President, Engineering and Senior Vice President, Operations with ABN. Mr. D’Amato holds a masters degree in Engineering from Columbia University.

Mark J. Bonney has served as our Executive Vice President, Chief Financial Officer and Secretary since June 2005. Prior to joining the Company in these capacities Mr. Bonney served as a director of the Company from February 2003. Previously, Mr. Bonney had been the Managing Partner of Endeavour Advisors, LLC, a strategic management-consulting firm from April 2004. Previously, Mr. Bonney was the Chief Executive Officer of MJB Consulting, a strategic management-consulting firm, since March 2002. Prior thereto, Mr. Bonney was the President and Chief Operating Officer of Axsys Technologies, a leading supplier of optical components and subsystems from August 1999 through March 2002. Prior thereto, Mr. Bonney held various positions, including Vice President of Operations, Vice President of Finance and Chief Financial Officer of Zygo Corporation, a manufacturer of measurement systems and optical products, from March 1993 through July 1999. Mr. Bonney holds a B.S. in Business Administration and Economics from Central Connecticut State University and an M.B.A. in Finance from the University of Hartford.

Jordan S. Davis has served as a director since May 2005. Mr. Davis has been a Managing Partner of Radius Ventures, a venture capital firm since 1996. Mr. Davis also serves on the boards of directors of Health Language, Inc., Impliant, Inc. and Zettacore, Inc., each portfolio companies of Radius Ventures. Mr. Davis earned an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University in 1986 and a B.A. in Economics from The State University of New York at Binghamton in 1983.

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

Other Key Management Personnel

Michael T. Banahan is our Vice President of Sales. Mr. Banahan has been a senior sales executive with the company since 1989 and has been Vice President of Sales since 1999. Mr. Banahan is currently a member of the International Association of Financial Crimes Investigators (IAFCI) and serves as the chairman of the ethics committee of the Document Security Alliance (DSA). Mr. Banahan was previously a sales executive at Burlington Industries, Tension Envelope and West Point Pepperel. Mr. Banahan holds a B.A. in Marketing from the University of Rhode Island.

George Condos is our Controller and has been in this role since joining ABNH in April 1999. Prior to ABNH, Mr. Condos was Controller of PSR Logistics. He also served as District Controller and Office Manager at Browning-Ferris Industries and was Controller of United Carting Company. Mr. Condos holds a B.S. in Accounting from Fairleigh Dickinson University.

Alan Goldstein is our Vice President of Finance. Mr. Goldstein joined the company in April 1999 and served as Vice President and Chief Financial Officer until June 2005. Mr. Goldstein was previously Vice President and Chief Accounting Officer of Complete Management Inc. He also served as Vice President and Chief Financial Officer of RF International, Inc., a multi-national transportation services holding company. Mr. Goldstein holds an M.S. in Accounting from Long Island University and a B.S. in Business Administration from Boston University. Mr. Goldstein will be leaving ABNH effective March 31, 2006.

Dr. John Hynes is our Vice President and Chief Technology Officer. Prior to joining ABNH in 2005, Dr. Hynes was President of Card Based Information Technologies, Inc., a leading consulting firm to the card industry since 1990. Dr. Hynes holds a doctorate in magnetic physics from Florida State University and has worked in the transaction card and related industries for over 25 years. Dr. Hynes holds several patents on magnetic stripes, card security and other fields. Dr. Hynes has served on numerous standards committees including American National Standards Institute, International Standards Organization and Automatic Identification Manufacturers. Dr. Hynes has also chaired Card Technology Seminars, Card Tech/Secure Tech and International Card Manufacturers Association annual conferences covering magnetic stripe performance, card production and emerging technologies.

Ron G. McClenny is our Vice President of Operations. Mr. McClenny is responsible for managing the Company’s manufacturing, engineering and quality assurance operations. Previously, Mr. McClenny was Vice President, and General Manager of JVC Magnetics America, where he was responsible for managing a $100 million video tape manufacturing facility with 250 staff members. Mr. McClenny holds a B.S. in Electrical Engineering from Auburn University and is a Six Sigma Black Belt.

William C. Morwald is our Vice President of Quality & Product Management. Mr. Morwald joined ABNH in 1984 and has served in his current role since January 2003. Mr. Morwald has served in numerous capacities with ABNH including manufacturing, quality and product management and was responsible for establishing our operation in Dalton, Massachusetts.

Adam L.A. Scheer is our Vice President of Corporate Development and Marketing. Mr. Scheer joined ABNH in 2001 and his responsibilities at ABNH include oversight of marketing, business development, international sales and strategic planning. Prior to joining ABNH, Mr. Scheer served as a senior officer with companies in the technology and chemicals industries and as an investment banking analyst. Mr. Scheer holds a B.A. in history, cum laude, from Williams College and an M.B.A. in Management, earned with distinction, from New York University’s Stern School of Business where he was named a Stern Scholar.

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are currently Jordan S. Davis (Chairman) and Fred J. Levin. The Audit Committee recommends to the Board of Directors the appointment of our independent auditors. The Audit Committee also discusses and reviews, with our independent auditors, the scope and results of the annual audit. All of the members of our Audit Committee are independent within the meaning of Section 7(d)(3)(iv) of Schedule 14A applying the definition of independence set forth in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Our Board of Directors has determined that there is no audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mark J. Bonney served as our audit committee financial expert until June 9, 2005 at which time he resigned from our Board of Directors and became our Chief Financial Officer. Our Board of Directors believes that the current members of our Audit Committee are qualified to serve based on their collective experience and background. Our Board of Directors originally adopted a written charter for our Audit Committee on August 4, 2000, and adopted an amended and restated written charter on April 28, 2003. The Audit Committee’s amended and restated charter provides that the Audit Committee shall be comprised of no more than five and no less than three members. Our Audit Committee is currently comprised of only two members. We are currently searching for a qualified candidate and financial expert to serve on our Audit Committee as its third member.

Compensation Committee

 Our Board of Directors has established a Compensation Committee. The Compensation Committee advises our Board of Directors on compensation matters, determines the compensation of the Chief Executive Officer, reviews and takes action on the recommendation of the Chief Executive Officer as to the appropriate compensation of other officers and key personnel and approves the grants of bonuses to officers and key personnel. The Compensation Committee is also responsible for the administration of our 1998 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan. The Compensation Committee is currently composed of Messrs. Levin (Chairman) and Davis.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based upon a review of the copies of the filings with the Securities and Exchange

Commission and written representations from our executive officers, directors and persons who beneficially own more than 10% of our common stock, we believe that the Section 16(a) filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock in fiscal 2005 were complied with on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, treasurer, controller, principal accounting officer and other employees performing similar functions. The Code of Ethics for Senior Financial Officers is available on our website. We will satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments or waivers from any provision of the Code of Ethics for Senior Financial Officers by either filing a Form 8-K or posting this information on our website within four business days following the date of amendment or waiver. Our website address is www.abnh.com.

Item 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid to or earned during 2003, 2004 and 2005 by our (i) chief executive officer during 2005, (ii) two executive officers who were serving as executive officers of the Company at December 31, 2005 and (iii) our former Chief Financial Officer (collectively, the “Named Executive Officers”).

Summary Compensation Table

							Long-Term Compensation Shares of Common Stock Underlying Options (#)

		Annual Compensation
Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation (1) ($)	Restricted Stock Awards ($)			All Other Compensation (2) (4)($)
Kenneth H. Traub	2005	400,000	225,000	10,343	—		50,000	6,930
President and Chief	2004	327,818	190,000	10,560	—		—	6,584
Executive Officer	2003	318,270	140,000	9,609	—		200,000	5,973

Salvatore F. D’Amato	2005	202,592	95,000	13,000	—		15,000	2,219
Chairman of the Board	2004	196,691	85,000	13,788	—		—	2,226
	2003	190,962	70,000	13,788	—		40,000	2,348

Mark J. Bonney (3) (4)	2005	126,244	92,000	4,900	31,000	(5)	152,500	108,087
Executive Vice President, Chief Financial Officer	2004	—	—	—	—		—	—
and Secretary	2003	—	—	—	—		—	—

Alan Goldstein	2005	228,225	10,000	5,820	—		15,000	3,588
Vice President Finance(6)	2004	185,761	55,000	5,820	—		—	3,538
	2003	180,350	45,000	5,820	—		40,000	3,248

(1)          Other Annual Compensation in 2003, 2004 and 2005 for Messrs. Traub, D’Amato and Goldstein consisted of the use of automobiles paid for by us. Mr. Bonney receives a car allowance of $700.00 per month.

(2)          All other compensation in 2003, 2004 and 2005 includes term life insurance premiums and employer contributions to our 401(k) retirement plan paid by us for Mr. Traub of $4,830, $4,534 and $3,973, respectively and $2,100, $2,050 and $2,000, respectively; for Mr. D’Amato of $119, $176 and $348, respectively and $2,100, $2,050 and $2,000, respectively, and for Mr. Goldstein of $1,488, $1,488 and $1,248, respectively and $2,100, $2,050 and $2,000, respectively.

(3)          Mr. Bonney joined the Company on June 9, 2005 at an annual salary of $215,000.

(4)          All Other Compensation includes director’s fees of $16,462 paid to Mr. Bonney prior to his resignation from the Board in May 2005, $744 paid for term life insurance premiums and $90,881 paid to Mr. Bonney in December 2005 in connection with a cash buyout of the value of certain stock options granted to him while a director of the Company and for which he would have been subject to adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended. The cash payment represented the difference between the aggregate fair market value on December 15, 2005 of the shares of the Company’s common stock subject to the cancelled options, being $6.45 per share, and the aggregate exercise price of the cancelled options and was subject to applicable withholdings.

(5)          Represents a restricted stock grant of 5,000 shares on November 15, 2005 at a value of $6.40. The restricted stock vests in full on November 15, 2008. At December 31, 2005, Mr. Bonney held 5,000 shares of restricted stock at an aggregate dollar value of $31,000 based on the Company’s closing stock price on that date of $6.20. The restricted stock is eligible to receive dividends when and if declared.

(6)          Effective June 9, 2005, Mr. Goldstein became the Vice President of Finance and resigned from his executive officer position as Chief Financial Officer and Secretary.

Option Grants for 2005

During 2005 the Named Executive Officers received certain stock awards under the Company’s 1998 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan. The following table sets forth information with respect to option grants in 2005 to each of the Named Executive Officers.

Executive Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (1) (#)		% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term (3)
						5%($)	10%($)
Kenneth H. Traub	50,000		12.16%	2.95	1/7/15	93,000	235,000
Salvatore F. D’Amato	15,000	(a)	3.65%	2.95	1/7/15	27,900	70,500
Mark Bonney	3,334		0.81%	2.95	1/7/15	6,201	15,670
	15,500		3.77%	3.80	6/9/15	37,045	93,930
	97,000		23.59%	3.80	6/9/15	231,830	587,820
	20,000		4.86%	5.65	9/22/15	71,000	180,000
	16,666	(b)	4.05%	6.45	12/15/15	67,664	78,330
Alan Goldstein	15,000		3.65%	2.95	1/7/15	27,900	70,500

(1)          Options vest over three years with 33.3% vesting on the first anniversary of the grant date and the remaining 66.7% vesting at the rate of 8.34% on the last day of each of the following eight quarters. Exceptions include:

(a)  Vest in full on January 7, 2006

(b) Fully vested at date of grant.

(2)          Based on options to purchase 411,166 shares granted in 2005 under the 1998, 2000 and 2005 Stock Incentive Plans.

(3)          These amounts represent assumed rates of appreciation in the price of the Company’s common stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the common stock and overall stock market conditions. The 5% rate of appreciation over the term of the $2.95, $3.80, $5.65 and the $6.45 stock prices on the dates of the respective grants would result in a stock price of $4.81, $6.19, $9.20 and $10.51, respectively. The 10% rate of appreciation over the term of the $2.95, $3.80, $5.65 and the $6.45 stock price on the date of the respective grants would result in a stock price of $7.65, $9.86, $14.65 and $16.73, respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

2005 Year-End Option Values

The following table provides information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2005. No options were exercised in 2005 by the Named Executive Officers.

	Shares of Common Stock Underlying Unexercised Options (#)		Value of Unexercised In-the-Money Options at December 31, 2005 ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth H. Traub	902,084	122,916	$3,948,222	$385,434
Salvatore F. D’Amato	365,000	15,000	$1,489,644	$48,750
Mark J. Bonney	16,666	145,834	—	$243,800
Alan Goldstein	198,625	29,375	$812,363	$75,506

(1)          Based on the difference between $6.20, which was the closing price per share on December 31, 2005, and the exercise price per share of the options.

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

Employment Agreements

We entered into an amended employment agreement with Kenneth H. Traub in March 2005 for an initial term of one year, which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. The agreement provides for an annual base salary of $400,000 in 2005, to be increased by not less than 3% per year upon renewal and further provides that, if we do not renew his employment agreement, Mr. Traub will receive severance equal to two times his annual salary and bonus. Additionally, Mr. Traub is eligible to receive annual bonuses based on the Compensation Committee’s assessment of Mr. Traub’s performance for the prior year based on agreed-upon performance objectives. The target annual bonus is $100,000 although any actual bonus may be more or less than such amount. In the event of Mr. Traub’s termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement, we are generally required to (1) pay him his salary then in effect with any bonus which may have been accrued or which otherwise would have been granted by the board to him for a period of two years following such termination, (2) continue to provide employee benefits to Mr. Traub, and (3) accelerate vesting on any unvested options granted to him. Upon the termination of Mr. Traub’s employment by us following a change of control, as defined in the agreement, or Mr. Traub’s resignation for good reason following a change in control, we are required to (1) pay him a severance amount equal to two times his annual salary and bonus then in effect (or, if such termination or resignation for good reason is more than one year after such change of control, an amount equal to three times his salary and annual bonus then in effect), (2) accelerate vesting on any unvested options and any shares of restricted stock granted to Mr. Traub, and (3) to the extent such amounts are subject to excise taxes under Section 4999 of the Internal Revenue Code, provide a tax gross up to him for any additional amounts due. In connection with his employment agreement, Mr. Traub has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information.

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

We entered into an employment agreement with Mark Bonney in June 2005 for an initial term of one year, which renews automatically for successive one-year terms, unless we give at least 60 days written notice prior to the end of the current term. The agreement provides for an annual base salary of $215,000 and further provides that, if we do not renew his employment agreement, Mr. Bonney will receive severance equal to six months of his current salary payable over the six-month period in accordance with customary payroll practices and we shall continue his employee benefits for such six-month period. Pursuant to the agreement, Mr. Bonney is eligible to receive bonuses at the discretion of our Board of Directors or compensation committee in consultation with our Chief Executive Officer. In connection with the agreement, we granted to Mr. Bonney options to purchase up to 112,500 shares of our common stock at an exercise price of $3.80 per share and extended the terms of options to purchase 30,000 shares of our common stock previously granted to Mr. Bonney in connection with his service as member of our board of directors. The agreement also provides that we will reimburse Mr. Bonney up to $100,000 in connection with the relocation of his residence in connection with his employment by us. In the event of Mr. Bonney’s termination by us for any reason other than for cause, as defined in the agreement, or his resignation for good reason, as defined in the agreement and upon his execution and delivery to us of a general release, we are required to (1) pay him his salary then in effect for a period of six months following such termination or resignation for good reason, (2) continue to provide employee benefits to Mr. Bonney and (3) permit the exercise of options granted under any of our stock option plans or other equity incentive plans which were vested on the termination date for a period of nine months thereafter. Upon termination of Mr. Bonney’s employment following a change of control, or Mr. Bonney’s resignation for good reason, as defined in the agreement, following a change of control, we are required to (1) pay him a severance amount equal to one and one-half times his annual salary and bonus then in effect (2) accelerate vesting on any unvested options or common stock granted under any of our stock option plans or other equity incentive plans, and (3) to the extent such amounts are subject to excise taxes under Section 4999 of the Internal Revenue Code, provide a tax gross up to him for any additional amounts due. In connection with his employment agreement, Mr. Bonney agreed not to compete with us during his term of employment and for one year thereafter.

We entered into an amended employment agreement with Alan Goldstein in June 2005 for a term ending on March 31, 2006 (unless terminated earlier in accordance with the agreement). Pursuant to the amended agreement Mr. Goldstein became our Vice President of Finance and resigned as our Chief Financial Officer and Secretary. As amended, the agreement provides for an annual base salary of $240,000, to be increased by not less than 3% per year in the event the term of Mr. Goldstein’s employment is extended beyond March 31, 2006. In the event that (i) prior to March 31, 2006, Mr. Goldstein is terminated by us for any reason other than for cause, as defined in the agreement, (ii) Mr. Goldstein resigns for good reason, as defined in the agreement prior to March 31, 2006 or (iii) the employment term expires on March 31, 2006 (and Mr. Goldstein has not been terminated for cause or resigned other than for good reason), upon execution and delivery to the Company of a general release, Mr. Goldstein shall be entitled to receive his salary and employee benefits for a period of nine months following the end of his employment and Mr. Goldstein’s options shall vest immediately upon the expiration of his employment and shall remain exercisable for a two year period. In connection with his employment agreement, Mr. Goldstein agreed not to compete with us during his term of employment and for one year thereafter.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Levin and Davis. None of the members of our Compensation Committee is or has been an officer or employee of ABNH. No interlocking relationships exist between the board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers or directors serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee.

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

In making its compensation decisions with respect to Mr. Traub for 2005, the Compensation Committee exercised its discretion and judgment based on the above factors, relying both on qualitative and quantitative criteria and results. The Compensation Committee, together with Mr. Traub, established both quantifiable and qualitative objectives at the beginning of 2005 and weighted each of these objectives according to their importance to 2005 and future years. As part of its review of executive compensation, the Compensation Committee periodically reviews data on CEO compensation provided by independent compensation consultants. In fiscal 2005, Mr. Traub’s salary was $400,000. The Amended and Restated Employment Agreement with Mr. Traub provides for a target annual bonus of $100,000, and further provides that the actual bonus may be more or less than the target based on the Compensation Committee's reasonable assessment of the Executive's performance against the agreed upon objectives. Mr. Traub was paid a total year-end discretionary bonus of $225,000 based on the Compensation Committee’s evaluation of his and the Company’s performance for the year as compared to the objectives set at the beginning of the year.

ABNH’S General Compensation Policy for Executive Officers

The fundamental policy of the Compensation Committee is to provide our executive officers with competitive compensation packages that are designed to retain key personnel, motivate executives to advance our objectives and reward contributions to our operational and financial performance. It is the Compensation Committee’s objective to have a portion of each executive officer’s compensation contingent upon our performance as well as upon each executive officer’s own level of performance. Therefore, the compensation package for each executive officer is comprised of three different elements: (1) base salary which is designed primarily to be competitive with salary levels in the industry; (2) cash bonuses which reflect the achievement of qualitative and quantitative objectives and goals which are established at the beginning of each year; and (3) long-term stock-based incentive awards which strengthen the mutuality of interest between the executive officers and our stockholders.

Factors. The principal factors (together with the factors specified above with respect to Mr. Traub) that the Compensation Committee considered with respect to each executive officer’s compensation for fiscal 2005 are summarized below. The Compensation Committee may, however, in its discretion, apply entirely different factors for executive compensation in future years.

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

Long-Term Incentive Compensation. Long-term incentives are provided through grants of stock options and restricted shares. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage ABNH from the perspective of an owner with an equity stake. Each stock option grant allows the individual to acquire shares of our common stock at a fixed price per share over a specified period of time up to ten years. Each option generally becomes exercisable in installments over a three or four-year period. Restricted shares are immediately issued and outstanding with full voting rights as of the grant date but may not be sold or otherwise transferred by the executive until the restriction lapses three years from the grant date, Therefore, the option or restricted share grant will provide a return to the executive officer only if the executive officer remains employed by ABNH during the vesting period of the options or restriction period of the restricted shares. Additionally, stock options will only provide a return to the executive if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer’s current position with ABNH, the size of comparable awards made to individuals in similar positions and the individual’s personal performance in recent periods. The Compensation Committee also considers the number of unvested stock options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option or restricted stock holdings of our executive officers.

Internal Revenue Code Limits on the Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation. Through December 31, 2005, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation. We believe that our compensation philosophy of paying our executive officers with competitive salaries, cash bonuses and long-term incentives, as described in this report, serves the best interest of ABNH and its stockholders.

THE COMPENSATION COMMITTEE

Fred J. Levin

Jordan S. Davis

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 15, 2006 certain information regarding beneficial ownership of our common stock by (1) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. The address of all persons listed is c/o American Bank Note Holographics, Inc., 2 Applegate Drive, Robbinsville, NJ 08691, unless otherwise indicated.

Name and Address	Number (1)	Percentage (1)
Crane & Co., Inc	3,387,720	17.9%
30 South Street
Dalton, MA 01226

Libra Advisors, LLC (2)	2,156,000	11.4%
Libra Associates, LLC
Libra Fund, L.P.
Ranjan Tandon
909 Third Avenue, 29th Floor
New York, NY 10022

Levy, Harkins & Co., Inc. (3)	1,910,981	10.1%
The Gracy Fund, L.P.
Edwin A. Levy
Michael J. Harkins
570 Lexington Avenue
New York, NY 10022

Kenneth H. Traub (4)	981,458	5.0%

Salvatore F. D’Amato (5)	387,000	2.0%

Mark J. Bonney (6)	51,666	*

Fred J. Levin (7)	90,252	*

Jordan S. Davis	20,000	*

Alan Goldstein (8)	207,688	1.1%

All executive officers and directors as a group (5 persons) (9)	1,530,376	7.6%

* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 15, 2006, we had 18,888,144 shares of common stock outstanding. These percentages were calculated based on the total of shares of common stock outstanding and shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006, which are deemed outstanding for computing the percentage beneficially owned by the person holding such options.

(2) The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on February 13, 2006. Libra Advisors, LLC, the general partner of Libra Fund, LP owns 1,817,516 shares of common stock. Libra Advisors, LLC is also the investment adviser of an offshore fund that owns 338,484 shares of our common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 2,156,000 shares. Ranjon Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 2,156,000 shares of common stock beneficially owned by Libra Advisors, LLC.

(3) The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on January 12, 2006. Levy, Harkins & Co., Inc. (“LHC”) is the beneficial owner of 12,700 shares of common stock held in LHC’s pension and profit sharing plans and may be deemed the beneficial owner of 1,486,681 shares of common stock held in individual accounts of investment advisory clients of LHC. The Gracy Fund, L.P., a private investment company, is the beneficial owner of 294,500 of common stock. Edwin A. Levy and Michael J. Harkins are the sole shareholders of LHC and the sole general partners of the Gracy Fund, L.P. and have shared power to vote or direct the vote of, and dispose or to direct the disposition of the 1,793,881 shares beneficially owned or deemed beneficially owned by LHC and beneficially owned by The Gracy Fund, L.P. Mr. Levy, individually is the beneficial owner of 117,100 of common stock.

(4) Includes 936,458 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006. Includes 45,000 shares of restricted stock that fully vest on January 26, 2009.

(5) Includes 380,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006. Includes 5,000 shares of restricted stock that fully vest on May 15, 2006.

(6) Includes 16,666 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006. Includes 15,000 shares of restricted stock, 5,000 of which fully vest on November 15, 2008 and the balance of which fully vest on January 26, 2009.

(7) Includes 26,666 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006.

(8) Consists of 207,688 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006. Effective June 9, 2005 Mr. Goldstein became the Vice President Finance and resigned from his executive officer position as Chief Financial Officer and Secretary.

(9) Includes 1,530,376 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2006. Does not include options to purchase 207,688 shares of common stock which are currently exercisable or exercisable within 60 days of March 15, 2006 by Mr. Goldstein, our former Chief Financial Officer and Secretary.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to shares of our common stock which may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,293,938	$1.95	1,562,813

Equity compensation plans not approved by security holders (2)	1,678,000	$2.73	46,500

Total:	2,971,938		1,609,313

(1)          Represents our 2000 and 2005 Stock Incentive Plans.

(2)          Represents our 1998 Stock Incentive Plan.

Material Terms of the 1998 Stock Incentive Plan

On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”). The 1998 Plan was adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 1998 Plan. The total number of shares reserved for issuance under the 1998 Plan are 1,863,000 shares of common stock. Options to purchase 1,678,000 shares of common stock were outstanding under the 1998 Plan at December 31, 2005. The exercise price of options granted under the 1998 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 1998 Plan generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Material Terms of the 2000 Stock Incentive Plan

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan

(as amended, the “2000 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. The 2000 Plan was adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 2000 Plan. The total number of shares reserved for issuance under the 2000 Plan is 1,350,000 shares of common stock. Options to purchase 1,257,272 shares of common stock were outstanding under the 2000 Plan at December 31, 2005. The exercise price of options granted under the 2000 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 2000 Plan generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Material Terms of the 2005 Stock Incentive Plan

On August 8, 2005, we adopted the American Bank Note Holographics, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 22, 2005. The 2005 Plan was adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 2005 Plan. The total number of shares reserved for issuance under the 2005 Plan is 1,600,000 shares of common stock. Options to purchase 36,666 shares of common stock were outstanding under the 2005 Plan at December 31, 2005. During 2005, we issued 15,000 shares of restricted stock, which were all outstanding under the 2005 Plan at December 31, 2005. The exercise price of options granted under the 2005 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 2005 Plan generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

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

The Agreement also contains a standstill provision, whereby Crane agreed, that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of our outstanding securities. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of ABNH during a tender or exchange offer if such offer is opposed by our board of directors. In connection with the transaction, Crane also received the right to cause us to register Crane’s shares for public resale and the right to include such shares in any future registration of our securities, subject to certain exceptions. On November 30, 2005 we were informed by Crane & Co., Inc. of their intention to sell a portion or all of their shares in an orderly manner to institutional buyers. On November 29, 2005, Douglas Crane resigned from the Company’s Board of Directors and Crane has not appointed a replacement.

During 2000, we entered into agreements with Crane under which we rent factory space and lease employees for our facility in Dalton, MA. For the years ended December 31, 2005, 2004 and 2003, we paid Crane under these agreements $72,000 each year, for the rental of the factory space and $153,000, $169,000 and $162,000, respectively, for the leased employees.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers, LLP, our independent registered public accounting firm for 2005 and Ernst & Young LLP, our independent registered public accounting firm for 2004 were paid for audit and other services rendered as set forth below.

Audit Fees

2005 Fiscal Year	PricewaterhouseCoopers, LLP	Ernst & Young LLP
Audit Fees	$253,000	$25,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	13,000
Total Fees for the Year Ended December 31, 2005	$253,000	$38,000

2004 Fiscal Year	Ernst & Young LLP
Audit Fees	$245,400
Audit-Related Fees	—
Tax Fees	2,000
All Other Fees	—
Total Fees for the Year Ended December 31, 2004.	$247,400

Tax fees for 2005 and 2004 pertained to reviews of our federal and state tax returns.

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

(3)                                  Exhibits

The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.30, 10.33, 10.34, 10.35 and 10.36 are management contracts, compensatory plans or arrangements.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate. (1)

4.2	Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (3)

10.1	Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998. (1)

10.2	Form of License Agreement. (1)

10.3	Form of Transitional Services Agreement. (1)

10.4	Form of Employee Benefits Allocation Agreement. (1)

10.5	Form of 1998 Stock Incentive Plan. (1)

10.6	Form of 2000 Stock Incentive Plan. (6)

10.8	Amendment to the 2000 Stock Incentive Plan. (15)

10.9	Form of 2005 Stock Incentive Plan. (17)

10.10	Form of Defined Contribution Plan. (1)

10.11	Employment Agreement, dated April 20, 1999, between Salvatore F. D’Amato and American Bank Note Holographics, Inc. (7)

10.12	Amended and Restated Employment Agreement between Kenneth Traub and American Bank Note Holographics, Inc., dated March 29, 2005. (16)

10.13	Amended and Restated Employment Agreement, dated June 9, 2005, between Alan Goldstein and American Bank Note Holographics, Inc. (15)

10.14	Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Holographics, Inc. (9)

10.15	Lease Agreement, dated as of January 19, 2001 by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. (9)

10.16	Lease Agreement, dated August 11, 2002, by and between Mark Hankin and HanMar Associates MLP, tenants-in-common and American Bank Note Holographics, Inc. with Addenda thereto. (11)

10.17	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)

10.18	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)(+)

10.19	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz & Co. KG (10)

10.20	Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holograhics, Inc. (11)(+)

10.21	Amendment No. 1 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holoographics, Inc. (13) (+)

10.22

Amendment No. 2 to Hologram Agreement, dated March 25, 2005 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (18) (+)

10.23

Amendment No. 3 to Hologram Agreement, dated August 24, 2005 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (18) (+)

10.24	VISA International Holographic Magnetic Stripe Tape Manufacturing Approval Association and American Bank Note Holographics, Inc. (18) (+)

10.25	Form of Indemnification Agreement between the Company and its directors and officers. (12)

10.26	Sublease Agreement by and between APW North America Inc. and American Bank Note Holographics, Inc., dated December 14, 2004. (14)

10.27	Subordination, Non-Disturbance, Attornment, Renewal and Option to Purchase Agreement by and between American Bank Note Holographics, Inc. and More Applied Four (DE) LLC, dated December 14, 2004. (14)

10.28

Subordination, Non-Disturbance and Attornment Agreement by and between American Bank Note Holographics, Inc. and LaSalle Bank National Association, formerly known as LaSalle National Bank, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WF1, dated December 14, 2004. (14)

10.29	Escrow Agreement by and between APW North America Inc., American Bank Note Holographics, Inc. and Chicago Title Insurance Company, dated December 14, 2004. (14)

10.30	Employment Agreement, dated June 9, 2005, by and between American Bank Note Holographics, Inc. and Mark Bonney. (15)

10.31	Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc. (+)

10.32

Amendment No. 1 to Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc., made as of January 4, 2006. (+)

10.33	Form of Option Agreement for American Bank Note Holographics, Inc. 1998
Stock Incentive Plan as amended. (5)

10.34	Form of Option Agreement for American Bank Note Holographics, Inc. 2000
Stock Incentive Plan. (5)
10.35	Form of Option Agreement for American Bank Note Holographics, Inc. 2005 Stock Incentive Plan. (16)

10.36	Form of Restricted Stock Agreement for American Bank Note Holographics, Inc. 2005 Stock Incentive Plan. (16)

23.1	Consent of PricewaterhouseCoopers, LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney of Jordan S. Davis, dated March 28, 2006.

24.2	Power of Attorney of Fred Levin, dated March 25, 2006

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Bonney pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Mark Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

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

(11)         Incorporated by reference from the Annual Report on Form 10-K for 2002.

(12)         Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 12, 2003.

(13)         Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2003.

(14)         Incorporated by reference from the Current Report on Form 8-K filed on December 20, 2004.

(15)         Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 15, 2005.

(16)         Incorporated by reference from the Current Report on Form 8-K filed on September 22, 2005.

(17)         Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333- 129686).

(18)         Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2005.

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

March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth H. Traub	President, Chief Executive Officer and	March 31, 2006
Kenneth H. Traub	Director (Principal Executive Officer)

/s/ Mark J. Bonney	Chief Financial Officer	March 31, 2006
Mark J. Bonney	(Principal Financial and Accounting Officer)

/s/ Salvatore F. D’Amato	Chairman of the Board	March 31, 2006
Salvatore F. D’Amato

*	Director	March 31, 2006
Jordan S. Davis

*	Director	March 31, 2006
Fred J. Levin

* /s/ Kenneth H. Traub
Kenneth H. Traub
Attorney-in fact

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

INDEX TO FINANCIAL STATEMENTS

ITEM 15(a)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Of American Bank Note Holographics, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Florham Park, New Jersey

March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Bank Note Holographics, Inc.

We have audited the accompanying balance sheet of American Bank Note Holographics, Inc. (the “Company”) as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the information for each of the two years in the period ended December 31, 2004 included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information for each of the two years in the period ended December 31, 2004 in the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 10, 2005

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In Thousands, Except Share Data)

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,114	$11,357
Short-term investments	—	1,989
Accounts receivable, net of allowance for doubtful accounts of $500 and $180	6,019	3,889
Inventories, net	2,940	3,394
Deferred income taxes, net	2,968	983
Prepaid expenses and other	331	317
Income tax receivable	401	—
Total current assets	21,773	21,929
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS— Net of accumulated depreciation and amortization of $8,852 and $10,062	7,224	3,172
DEFERRED INCOME TAXES, NET	411	—-
OTHER ASSETS	76	110
TOTAL ASSETS	$29,484	$25,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,820	$1,519
Accrued expenses	3,834	2,040
Customer advances	204	69
Income taxes payable	359	1,058
Total current liabilities	8,217	4,686
LONG-TERM LIABILITIES	1,957	1,211
Total liabilities	10,174	5,897

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share, authorized, 40,000,000 shares; issued and outstanding, 18,715,469 shares and 18,515,907 shares	187	185
Additional paid-in capital	24,729	24,058
Unearned compensation on restricted stock	(96)	—
Accumulated deficit	(5,510)	(4,929)
Total stockholders’ equity	19,310	19,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,484	$25,211

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands, Except Per Share Data)

	2005	2004	2003
REVENUE:
Sales	$32,299	$21,263	$18,284
Royalty income	20	13	48
Total revenue	32,319	21,276	18,332

COSTS AND EXPENSES:
Cost of goods sold, excluding depreciation and amortization	19,368	9,161	8,279
Selling and administrative	8,850	7,070	6,518
Research and development	1,263	1,270	1,142
Depreciation and amortization	1,297	830	739
Facility consolidation	2,769	242	—
Total costs and expenses	33,547	18,573	16,678

Operating (loss) income	(1,228)	2,703	1,654

OTHER INCOME:
Interest	259	121	97
Patent and other settlements	—	178	—
Total other income	259	299	97

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(969)	3,002	1,751

(BENEFIT) PROVISION FOR INCOME TAXES	(388)	1,201	744

NET (LOSS) INCOME	$(581)	$1,801	$1,007

NET (LOSS) INCOME PER SHARE:
Basic	$(0.03)	$0.10	$0.05
Diluted	$(0.03)	$0.10	$0.05

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

			Additional
	Common Stock		Paid-In	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
BALANCE, JANUARY 1, 2003	18,484	$185	$23,994	$—	$(7,737)	$16,442
Net income	—	—	—	—	1,007	1,007
BALANCE, DECEMBER 31, 2003	18,484	185	23,994	—	(6,730)	17,449
Issuance of shares from exercise of stock options	32	—	64	—	—	64
Net income	—	—	—	—	1,801	1,801
BALANCE, DECEMBER 31, 2004	18,516	185	24,058	—	(4,929)	19,314
Issuance of shares from exercise of stock options	184	2	575	—	—	577
Issuance of restricted stock	15		96	(96)	—	—
Net (loss)	—	—	—	—	(581)	(581)
BALANCE, DECEMBER 31, 2005	18,715	$187	$24,729	$(96)	$(5,510)	$19,310

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(581)	$1,801	$1,007
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,297	830	739
Deferred income taxes, net	(2,864)	1	744
Increase (decrease) in allowance for doubtful accounts	320	—	(30)
Increase (decrease) in provision for inventories	3,728	141	(760)
Changes in operating assets and liabilities:
Accounts receivable	(2,450)	(715)	517
Inventories	(3,274)	(1,149)	915
Prepaid expenses and other	14	215	486
Income tax receivable	(401)	—	—
Accounts payable	2,090	832	(279)
Accrued expenses	1,794	413	(176)
Customer advances	135	20	(40)
Income taxes payable	(699)	1,058	—
Long-term liabilities	1,214	—	—
Net cash provided by operating activities	323	3,447	3,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investments	1,989	2,012	(4,001)
Capital expenditures	(5,132)	(1,506)	(441)
Net cash (used in) provided by investing activities	(3,143)	506	(4,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	577	64	—
Net cash provided by financing activities	577	64	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,243)	4,017	(1,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,357	7,340	8,659
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,114	$11,357	$7,340

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$3,359	$184	$5
Capital expenditures included in accounts payable	$211	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (the “Company” or “ABNH”) was incorporated in the state of Delaware in August 1985. The Company was, until July 20, 1998, a wholly-owned subsidiary of American Banknote Corporation (the “Former Parent” or “ABN”).

ABNH originates, produces, markets and sells holograms and products incorporating holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. The Company operates in one reportable industry segment.

Use of Estimates — The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories and intangible assets. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. In addition, theses estimates and assumptions have been influenced by our current knowledge of the impact of the VISA Decision. (see Note 11. Subsequent Event). Actual results may differ materially from our estimates.

Cash and Cash Equivalents — All highly liquid investments (primarily government bonds) with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

Short-Term Investments – Short-term investments consists of a government bond which matured February 22, 2005. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. This investment was classified as held to maturity and carried at its amortized cost until its maturity date.

Concentrations of Credit Risk — A significant portion of the Company’s accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. At December 31, 2005 two customers each accounted for 22% of the Company’s accounts receivable and 30% and 11%, respectively of its sales for the year then ended. At December 31, 2004 each of three customers accounted for 28%, 19% and 11%, respectively, of the Company’s accounts receivable and 35%, 9% and 6%, respectively, of its sales for the year then ended. The Company establishes its credit policies based on an ongoing evaluation of its customers’ creditworthiness and competitive market conditions and does not require collateral.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

Revenue Recognition — The Company recognizes revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition in Financial Statements”).”  Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of the customer at the Company’s on-site secured facility and, in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable. The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product.

Shipping and handling amounts billed to customers are included in revenues and amounted to $867,000, $433,000 and $358,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Shipping and handling costs are included in selling and administrative expenses.

Royalty Income — The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

Depreciation and Amortization – Machinery and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: Machinery and production equipment - 5 to 15 years; Furniture and fixtures – 5 to 7 years and  Computer equipment - 3 to 5 years. Amortization of leasehold improvements is computed using the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter, currently 13 years.

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

Warranty Costs — The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. The Company’s product warranty provision is included in accrued expenses in the accompanying balance sheets. Changes in the Company’s warranty provision during the years ended December 31, 2005, 2004 and 2003 are displayed in the following table. The significant change in warranties provided in 2005 is principally due to increased volume in the quarter ended December 31, 2005 and an additional provision recorded in the quarter ended December 31, 2005 for potential non-ESD related warranty claims as a result of the VISA Decision. (see Note 11. Subsequent Event)

	2005	2004	2003
	(In Thousands)
Balance at beginning of year	$510	$510	$605
Warranties provided	890	160	160
Settlements made	(260)	(160)	(255)
Balance at end of year	$1,140	$510	$510

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

Stock-Based Compensation – The Company accounts for stock options granted to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and accordingly the Company does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for options consistent with SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per share would have differed as reflected by the pro forma amounts, calculated using the Black-Scholes model to estimate the fair value of the options at grant date, indicated below:

	2005	2004	2003
	((In Thousands, Except Per Share Data)
Net (loss) income, as reported	$(581)	$1,801	$1,007

Add: Non-cash employee compensation, as reported	—	—	—
Deduct: Stock-based employee compensation Expense determined under fair value based method for all awards, net of taxes	208	77	81
Pro forma, net (loss) income	$(789)	$1,724	$926

Basic and diluted net (loss)income per share, as reported	$(0.03)	$0.10	$0.05
Basic and diluted net (loss)income per share, pro forma	$(0.04)	$0.09	$0.05

Basic and Diluted Net (Loss) Income per Share — Basic net (loss) income per share is computed based on the weighted average number of outstanding shares of common stock. The basic weighted average number of shares outstanding were 18,593,000 for the year ended December 31, 2005, 18,489,000 for the year ended December 31, 2004 and 18,484,000 for the year ended December 31, 2003. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. As the Company was in a loss position for the year ended December 31, 2005 dilutive stock options were excluded from the calculation of dilutive earnings per share as the shares would have had an anti-dilutive effect. For the year ended December 31, 2004 the diluted number of weighted shares outstanding was 18,907,000 which included dilutive stock options of 418,000. For the year ended December 31, 2003, the diluted weighted average number of shares outstanding was 18,526,000 which included dilutive stock options of 42,000.

Business Concentration Risks — A significant portion of the Company’s business is derived from orders placed by certain transaction card companies and manufacturers of transaction cards, and variations in the timing of such orders can cause significant fluctuations in the Company’s sales. Sales to transaction card companies and manufacturers of transaction cards accounted for approximately 86% of our total sales in 2005 and 84% of our total sales in 2004. The traditional hot stamp patch hologram on many transaction cards is being phased out by some of our major customers and is being replaced by an integrated holographic magnetic stripe. We previously reported that we had learned of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the current version of HoloMag. We have been advised by customers that there is a need to develop a second generation holographic magnetic tape product that addresses ESD and we have commenced such development. There can be no assurance that we will be successful in developing such a product that will be acceptable to our customers. Further there can be no assurance that a competitor of ours will not develop an acceptable product that is adopted by our customers.

Sales to MasterCard for the years ended December 31, 2005, 2004 and 2003 were approximately 31%, 35%, and 33%, respectively. At December 31, 2005 and 2004, accounts receivable from MasterCard approximated $1.5 million and $1.1 million, respectively. We entered into an agreement with MasterCard dated February 28, 2003, which replaced the agreement dated February 1, 1996, as amended. We entered into an amendment to this agreement on September 29, 2003, in which MasterCard retained us to produce a new hologram for the Debit MasterCard and extended the agreement to February 2011, subject to automatic renewal if not terminated by either party. This agreement provided for MasterCard to receive three sequential price reductions of approximately 3% each, effective at the beginning of 2003, 2004 and 2006. We entered into an additional amendment to the agreement with MasterCard on August 24, 2005 in which MasterCard named the Company as its supplier of holographic magnetic stripes (“HoloMag™”) and extended the agreement through February 28, 2013, subject to automatic renewal. The Company is the exclusive supplier of holograms and holographic magnetic stripes to MasterCard.

Sales of VISA holograms (which includes HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 37%, 31% and 30% of sales for the years ended December 31, 2005, 2004 and 2003, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers. We previously reported that we had learned of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag. On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”). We are continuing to evaluate VISA’s actions and claims and have submitted an initial response to VISA. In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. We will review the valuation of these accounts on an ongoing basis as part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., with whom we have a supply contract. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key products or product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

Export Sales — During 2005, 2004 and 2003, export sales accounted for approximately 34%, 21% and 28%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars. At December 31, 2005 and 2004, accounts receivable from these customers approximated $2.0 and $.5 million, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at both December 31, 2005 and 2004.

Comprehensive Income – Comprehensive income is equal to net income in all periods.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Impact of Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first annual period beginning after June 15, 2005. The Company has adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. For an approximate impact on 2006 results refer to the pro-forma results shown above in Note 1. “Stock-based Compensation”.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company has adopted this Statement beginning January 1, 2006.

2.               INVENTORIES, NET

	December 31,
	2005	2004
	(In Thousands)
Finished goods	$5,802	$2,050
Finished goods on consignment with customers	158	231
Work in process	644	1,192
Raw materials	616	473
Subtotal	7,220	3,946
Less: Inventory reserves	4,280	552

Inventories	$2,940	$3,394

Inventories are stated at the lower of cost or market (first-in, first-out method). As a result of the VISA Decision (see Note 12, Subsequent Event) in the quarter ended December 31, 2005, we adjusted the value of HoloMag inventory by $4,018,000 reflecting the lower of cost or market value at December 31, 2005.

3.               MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2005	2004
	(In Thousands)
Machinery and equipment	$9,760	$8,832
Furniture and fixtures	318	164
Purchased Software and computers	1,762	1,354
Construction in progress	729	846
Leasehold improvements	3,369	1,131
Other	138	907
	16,076	13,234
Accumulated depreciation and amortization	8,852	10,062
Machinery, equipment and leasehold improvements, net	$7,224	$3,172

Depreciation and amortization of machinery and equipment and leasehold improvements for the years ended December 31, 2005, 2004 and 2003 were $1,291,000, $824,000 and $733,000, respectively.

4.               ACCRUED EXPENSES

	December 31,
	2005	2004
	(In Thousands)
Accrued contract liability	$357	$357
Warranty reserves	1,140	510
Salaries and wages	796	642
Accrued professional fees	112	121
Facility consolidation	1,182	190
Other	247	220
	$3,834	$2,040

5.     INCOME TAXES

Provision for income taxes are as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Current:
Federal	$2,027	$962	$—
State and local	449	263	—
	2,476	1,225	—
Deferred:
Federal	(2,311)	(19)	573
State and local	(553)	(5)	171
	(2,864)	(24)	744
	$(388)	$1,201	$744

A reconciliation of the taxes on income in 2005, 2004 and 2003 is as follows:

	For the Years Ended December 31,
	2005		2004		2003
	(Amounts In Thousands)
		% of		% of		% of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
Tax at statutory rate	$(329)	34.0%	$1,051	35.0%	$613	35.0%
State and local taxes, net of Federal benefit	(83)	8.6	167	5.5	111	6.3
Other	24	(2.5)	(17)	(0.5)	20	1.2
	$(388)	40.1%	$1,201	40.0%	$744	42.5%

The tax effects of the items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In Thousands)
Current deferred tax assets:
Uniform capitalization of inventory	$175	$204
Bad debt reserve	195	72
Warranty reserve	445	204
Inventory obsolescence	1,918	221
Accrued vacation	39	87
Other liabilities	196	195
Net current deferred tax asset	$2,968	$983
Non current deferred tax asset:
Deferred rent	$142	$—
Facility consolidation	656	—
	798	—
Non current deferred tax liabilities:
Excess tax over book depreciation	(387)	(468)

Net non current deferred tax asset (liability)	$411	$(468)

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

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, the Company sold 3,387,720 shares of the Company’s common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that the Board of Directors of the Company and the audit committee of the Board of Directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. Mr. Crane resigned from our Board of Directors on November 29, 2005 and on November 30, 2005 we were informed by Crane & Co., Inc. of their intention to sell a portion or all of their shares in an orderly manner. Crane has not sold any of its shares as of March 15, 2006.

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

During 2000, the Company entered into additional agreements with Crane under which the Company rents factory space and leases employees for the Company’s facility in Dalton, MA. For the years ended December 31, 2005, 2004 and 2003, the Company paid Crane under these agreements, $72,000 each year, for the rental of factory space and $153,000, $169,000 and $162,000, respectively, for the leased employees, which are primarily included in cost of goods sold in the accompanying statements of operations.

7.               FACILITY CONSOLIDATION

On December 14, 2004, the Company entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of its primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. The Company completed the relocation and consolidation of its operations during 2005. The Robbinsville facility provides substantial room for expansion as the Company consolidated its operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. We are currently evaluating the possible use of the Huntingdon Valley facility for certain manufacturing and secure storage. The Company has also acquired and installed additional equipment and technology in the new facility to broaden its capabilities to serve its target customers, expand capacity, become more vertically integrated and improve efficiency.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded a minimal amount of deferred rent in 2004 and $0.4 million in 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007. The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As the Elmsford facility was abandoned as part of our move and consolidation in 2005 the remaining rent through the end of the lease term has been charged to facility consolidation expense in 2005.

We invested approximately $6.1 million through 2005 in capital assets relating to the move and consolidation, of which approximately $5.2 million was expended in 2005 and $.9 million was expended in 2004. These expenditures were for facility upgrades to customize the Robbinsville, New Jersey facility for the Company’s operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

The following table illustrates the costs incurred in the relocation and consolidation in the years ended

December 31, 2004 and 2005 and anticipated in 2006 and 2007.

	For the Years Ended December 31,
	Actual		Estimated
	2004	2005	2006	2007
	(In Thousands)
Rent on abandoned facilities, net	$—	$1,905	$—	$—
Accretion on abandoned facilities rental	—	45	140	83
Employee severance costs	15	107	9	—
Employee relocation costs	56	116	170	240
Moving costs	—	590	—	—
Legal expenses and commissions	171	6	—	—
	$242	$2,769	$319	$323

8.     STOCK INCENTIVE PLANS

On August 8, 2005, we adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was subsequently approved by our stockholders at the annual meeting on September 22, 2005. The number of shares available for issuance under the 2005 Stock Incentive Plan is 1,600,000. On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”, and collectively with the 2000 Plan and the 2005 Plan, the “Plans”). The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans are 4,813,000 shares of common stock. Options to purchase 2,971,938 shares of common stock were outstanding under the Plans at December 31, 2005. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested. Additionally at December 31, 2005, 15,000 shares of restricted stock had been issued. Restricted stock will fully vest three years from the date of issuance if the grantee is employed at that time. On January 26, 2006, we granted options to purchase an aggregate of 30,000 shares of common stock to our executive officers and directors and 193,000 shares of common stock to our employees at an exercise price equal to the fair value of the common stock at the date of the grant. Additionally we issued 60,000 restricted shares to executive officers and 79,000 restricted shares to employees on that date.

A summary of the status of the Company’s outstanding stock options as of December 31, 2005, 2004 and 2003 and changes during the years then ended follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,729,000	$2.15	2,838,000	$2.19	2,318,500	$2.55
Granted	491,166	$3.73	—	—	586,000	$0.91
Exercised	(184,562)	$1.96	(32,187)	$2.01	—	—
Forfeited	(63,666)	$2.86	(76,813)	$2.10	(66,500)	$3.61
Outstanding, end of year	2,971,938	$2.41	2,729,000	$2.15	2,838,000	$2.19
Exercisable, end of year	2,330,165	$2.27	2,380,578	$2.32	2,170,251	$2.54
Weighted average fair value of options granted during the year	$3.07		$—		$0.78

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.78 - $1.18	525,938	7.58	$0.95	349,999	$0.96
$1.67 - $1.94	813,500	4.49	$1.86	813,500	$1.86
$2.03 - $2.50	1,041,000	3.81	$2.32	1,041,000	$2.32
$2.75 - $8.50	591,500	8.25	$4.62	125,666	$8.23
$0.68 - $8.50	2,971,938	5.55	$2.41	2,330,165	$2.27

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected volatility	63.00%	—	62.30%
Risk-free interest rate	4.07% to 4.60%	—	3.15% to 4.25%
Dividend yield	—	—	—
Expected life	7.5 years	—	7.5 years

9.               EMPLOYEE BENEFITS PLANS

Retirement Plans — On October 1, 1999, the Company implemented defined contribution plans for its employees. Aggregate contributions to such plans, which have been charged to the Company’s operations, were approximately $57,000, $59,000 and $56,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

10.         COMMITMENTS AND CONTINGENCIES

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

Rental expense was approximately $1.3 million, $1.2 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum lease payments under non-cancelable operating leases, expiring through 2017, are as follows: $1.6 million in 2006; $1.4 million in 2007; $0.6 million in 2008; $0.6 million in 2009 and $4.8 million, thereafter.

Employment Agreements — The Company entered into employment agreements with certain of its current executive officers, which provide for, among other matters, minimum compensation of approximately $0.8 million in 2006 and $0.8 million in 2007. The agreements also provide for bonuses. In connection with these agreements, the Company granted options to acquire 1,567,500 shares of its common stock from February 1999 through December 2005, at prices ranging from $0.85 to $6.40 per share, representing the fair market value of the Company’s common stock on the dates of grants.

11.   Subsequent Event

The Company previously reported that it had learned that there had been a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag. The Company also reported at that date that it had been advised by customers of a need to develop a second generation holographic magnetic tape product that addresses the ESD issue, and that the Company had commenced such development, but that there can be no assurance that the Company will be successful in developing such a product that will be acceptable to its customers.

On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hologram and VISA also provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”). The Company continues to evaluate VISA’s actions and claims and has provided VISA with its initial response. The Company believes that it is in compliance with its agreement with VISA and that its HoloMag product complies with all standards and specifications therein. As a result of VISA’s notification to financial institutions and authorized card manufacturers, the Company has received communications from VISA authorized card manufacturers seeking to address the status and disposition of their HoloMag inventory and orders.

Accordingly, in the quarter ended December 31, 2005, as a result of the VISA Decision, the Company recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims.We will review the valuation of these accounts on an ongoing basis as part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time.

Schedule II

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Additions
Description	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance, End of Year
	(In Thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts (deducted from accounts receivable)	$180	$320	$—	$—	(1)	$500
Allowance for obsolescence (deducted from inventory)	$552	$4,102	$—	$374	(2)	$4,280

Year ended December 31, 2004:
Allowance for doubtful accounts (deducted from accounts receivable)	$180	$23	$—	$23	(1)	$180
Allowance for obsolescence (deducted from inventory)	$411	$216	$—	$75	(2)	$552

Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	$210	$(17)	$—	$13	(1)	$180
Allowance for obsolescence (deducted from inventory)	$1,171	$124	$—	$884	(2)	$411

(1)  Accounts deemed to be uncollectible.

(2)  Destruction of obsolete inventory.

S-1