Form 10-Q
period 2006-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2006-05-15
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.   ☒Yes     ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   ☒ No

The aggregate number of shares of common stock, $.01 par value, outstanding on May 8, 2006 was 18,883,144.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets — Unaudited as of March 31, 2006 and December 31, 2005

Statements of Operations - Unaudited For the Three Months Ended March 31, 2006 and 2005

Statements of Cash Flows - Unaudited For the Three Months Ended March 31, 2006 and 2005

Condensed Notes to Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
BALANCE SHEETS - UNAUDITED
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,298	$9,114
Accounts receivable, net of allowance for doubtful accounts of $500 and $500	5,191	6,019
Inventories, net	3,081	2,940
Deferred income taxes, net	2,936	2,968
Prepaid expenses and other	257	331
Income tax receivable	—	401
Total current assets	24,763	21,773
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Net of accumulated depreciation and amortization of $9,031 and $8,852	6,750	7,224
DEFERRED INCOME TAXES, NET	196	411
OTHER ASSETS	72	76
TOTAL ASSETS	$31,781	$29,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILTIES:
Accounts payable	$5,074	$3,820
Accrued expenses	3,421	3,834
Customer advances	547	204
Income taxes payable	280	359
Total current liabilities	9,322	8,217
LONG-TERM LIABILTIES	1,760	1,957
Total liabilities	11,082	10,174

COMMITMENTS AND CONTINGENCIES STOCKHOLDRS’ EQUITY:

Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,888,144 shares and 18,715,469 shares	189	187
Additional paid-in capital	24,970	24,729
Unearned compensation	—	(96)
Accumulated deficit	(4,460)	(5,510)
Total Stockholders’ Equity	20,699	19,310
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,781	$29,484

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
REVENUE:
Sales	$9,988	$6,400
Royalty income	—	10
Total revenue	9,988	6,410

COSTS AND EXPENSES:
Cost of goods sold, excluding depreciation and amortization	4,836	2,799
Selling and administrative	2,765	1,918
Research and development	457	273
Depreciation and amortization	227	351
Facility consolidation	40	107
Total costs and expenses	8,325	5,448

Operating income	1,663	962

Interest income	87	54

INCOME BEFORE PROVISION FOR INCOME TAXES	1,750	1,016

PROVISION FOR INCOME TAXES	700	406

NET INCOME	$1,050	$610

NET INCOME PER SHARE:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,829	18,518
Diluted	19,913	19,110

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,050	$610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	351
Deferred income taxes, net	247	(25)
Compensation costs related to share-based payment arrangements	233	—
Increase in allowance for doubtful accounts	—	10
Increase in provision for inventories	730	39
Excess tax benefits from share-based payment arrangements	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	828	(1,013)
Inventories	(871)	(877)
Prepaid expenses and other	77	78
Income tax receivable	401	—
Accounts payable	1,199	(68)
Accrued expenses	(413)	4
Customer advances	343	388
Income taxes payable	(79)	(559)
Long-term liabilities	(197)	148
Net cash provided (used) by operating activities	3,774	(914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investments	—	(6,119)
Capital refunds (expenditures)	303	(478)
Net cash provided by (used in) investing activities	303	(6,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	106	4
Excess tax benefits from share-based payment arrangements	1	—
Net cash provided by financing activities	107	4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,184	(7,507)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,114	11,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,298	$3,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$73	$990
Capital expenditures included in accounts payable	$55	$456

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (“ÁBNH” or the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are sold to over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Sears, Nordstrom, Quaker State, Nike, Janssen-Cilag and Eli Lilly, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for design and promotional applications. The Company operates in one reportable industry segment.

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, inventories and intangible assets. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. In addition, these estimates and assumptions have been influenced by our current knowledge of the potential impact of the VISA Decision as defined and more fully described under “Business Information” on the following page.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the United States Securities and Exchange Commission (“SEC”).

REVENUE RECOGNITION

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers and collection of the invoice is considered probable. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable. In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries. The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy (within 180 days of such sale) and generally replaces the product.

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on the accompanying balance sheets.

Shipping and handling amounts billed to customers are included in sales and amounted to $350,000 and $111,000  for the three months ended March 31, 2006 and 2005, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of outstanding shares of common stock including outstanding restricted stock. The basic weighted average number of shares outstanding was 18,828,672 and 18,517,747 for the three months ended March 31, 2006 and 2005, respectively. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock. For the three months ended March 31, 2006, the diluted number of weighted average shares outstanding was 19,912,620 which includes dilutive stock options of 1,083,948 shares. For the three months ended March 31, 2005, the diluted number of weighted average shares outstanding was 19,110,139 which included dilutive stock options of 592,392 shares. Options to purchase 347,388 and 119,500 shares of common stock at March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect on earnings per share would be anti-dilutive.

BUSINESS INFORMATION

Sales to MasterCard were approximately 34% and 33% of sales for the three months ended March 31, 2006 and 2005, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard has retained the Company as its exclusive supplier of MasterCard holograms as well as holographic magnetic stripe (HoloMag™) through February 28, 2013, subject to automatic renewal if not terminated by either party. At March 31, 2006 and December 31, 2005, accounts receivable from this customer totaled $2.2 million and $1.5 million, respectively.

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

Sales of VISA holograms (which includes HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 39% and 23% of sales for the three months ended March 31, 2006 and 2005, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp hologram to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers. On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hot stamp hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”). In its correspondence to us relating to HoloMag, VISA also stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical.

There can be no assurance that VISA authorized card maufacturers will continue to purchase the Dove hot stamp hologram from us in the future. We are continuing to evaluate VISA’s actions and claims.We believe that we are in compliance with our agreement with VISA and that the HoloMag product complies with all standards and specifications contained in our agreement. Accounts receivable from manufacturers of VISA transaction cards approximated $1.9 million and $3.4 million at March 31, 2006 and December 31, 2005, respectively.

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

STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, we are required to recognize compensation expense for all awards granted after the adoption based on the grant date fair value estimated in accordance with FAS 123 (R) and for the unvested portion of previously granted options that remain outstanding as of the adoption date based on the grant date fair value in accordance with the original provisions of FAS 123. In the quarter ended March 31, 2006, operating income was reduced by $233,000 for stock-based payment compensation expense, affecting cost of goods sold by $1,000, selling, general, and administrative expenses by $205,000 and research and development expenses by $27,000. Stock-based compensation expense reduced our quarterly net income by $140,000 and our basic and fully diluted earnings per share by $0.01. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant

The following table details the effect on the Company’s net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in the three months ended March 31, 2005 based on the fair-value method under SFAS 123.

Three Months Ended March 31, 2005
Net income, as reported	$610
Add: Non-cash employee compensation, as reported	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	41
Pro forma, net income	$569

Basic net income per share, as reported	$0.03
Basic net income per share, pro forma	$0.03
Diluted net income per share, as reported	$0.03
Diluted net income per share, pro forma	$0.03

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions, indicated below, the weighted average fair value of the stock option grants in the period ended March 31, 2006 and 2005 were $4.70 and $2.93, respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in the three months ended

March 31, 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended March 31,
	2006	2005
Term	4.9 years	7.5 years
Volatility	105.0%	63.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.72% – 4.81%	4.07% – 4.60%
Forfeiture rate	5.8%	—

Term — This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten (10) years. An increase in the expected term will increase compensation expense. In the first quarter of 2006 we modified our assumption of the expected term to reflect an estimated reduction in the amount of time that options will remain outstanding as a result of recent events including our facility consolidation.

Volatility — This is the measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Volatilities are based on historical volatility of ABNH’s shares, and other factors such as expected volatility arising from planned changes in our business operations. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the options granted. An increase in the risk-free interest rate will increase compensation expense.

Dividend yield — We did not make any dividend payments during the last five years and we have no plans to make any dividend payments in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming vested. An increase in the forfeiture rate will decrease compensation expense. The forfeiture rate was first estimated as of January 1, 2006 in conjunction with our adoption of FAS 123 (R).

The following table summarizes information about our stock incentive plans for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Balance, December 31, 2005	2,971,938	$2.41
Options granted	223,000	$6.00
Options exercised	(33,675)	$1.41
Options forfeited	(6,000)	$6.00
Options outstanding, March 31, 2006	3,155,263	$2.66	5.57 years	$2,317
Options exercisable, March 31, 2006	2,388,131	$2.29	4.49 years	$2,009

As of March 31, 2006 there was $2,042,000 of total unrecognized compensation cost, net of estimated forfeitures,  related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

The total intrinsic value of stock options exercised was $148,000.

Cash received from stock option exercises in the three months ended March 31, 2006 was $48,000. The income tax benefit from stock based arrangements totaled $59,000 all of which was attributable to stock option exercises, of which $58,000 was credited to additional paid in capital,.

The following table summarizes information about restricted stock awards for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at December 31, 2005	15,000	$5.65
Granted	139,000	$6.00
Vested	—	$—
Forfeited	—	$6.00
Non-vested balance at March 31, 2006	154,000	$5.97

Restricted stock awards were made under the 2005 Stock Incentive Plan and vest 100% three years from the grant date.

As of March 31, 2006 there was $840,000 of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.7 years.

As of March 31, 2006 an aggregate of 1,255,813 shares remained available for future grants and awards under our stock incentive plans, which cover stock options and restricted stock awards. We issue shares to satisfy stock option exercises and restricted stock awards.

COMPREHENSIVE INCOME

Comprehensive income is equal to net income in all periods.

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$1,140	$510
Warranties issued	60	60
Settlements made	(300)	(65)
Balance at March 31	$900	$505

RECLASSIFICATIONS — Certain prior year amounts have been reclassified to conform with the current year’s presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first annual period beginning after June 15, 2005. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. The adoption of FAS123R primarily resulted in a change in our method of measuring and recognizing fair value of our share-based grants, estimating forfeitures for all unvested awards, and accounting for awards to retirement eligible employees.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (FAS 151), Inventory costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted FAS 151 effective January 1, 2006. The adoption of FAS 151 did not have a material impact on our financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term of conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. We adopted Interpretation 47 effective January 1, 2006. The adoption of this statement had no impact on our financial statement presentation since there have been no conditional asset retirement obligations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.We adopted this Statement beginning January 1, 2006.

NOTE B — INVENTORIES, NET

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$6,594	$5,802
Finished goods on consignment with customers	182	158
Work in process	792	644
Raw materials	522	616
Subtotal	8,090	7,220
Less: Inventory reserves	5,009	4,280
Net inventory	$3,081	$2,940

NOTE C — OTHER LONG-TERM LIABILITIES

Other long-term liabilities at both March 31, 2006 and December 31, 2005 include a $800,000 reserve for potential tax liabilities. Also included in other long-term liabilities at March 31, 2006 and December 31, 2005 are $600,000 and $800,000, respectively, of long-term rent on our abandoned facility in Elmsford, New York and $400,000 and $400,000, respectively, of deferred rent on our Robbinsville, New Jersey facility.

NOTE D - FACILITY CONSOLIDATION

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following the closure, relocation and consolidation of our prior operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville facility. We completed the relocation and consolidation of our operations during 2005. We are currently planning to re-open the Huntingdon Valley facility for certain manufacturing operations and secure storage that is presently performed at a contract facility in Dalton, Massachusetts which will no longer be required after the expiration of the lease on the facility in October 2006.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2004 and 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007. The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in litigation (as both plaintiff and defendant) incidental to the conduct of its business; however, the Company is not a party to any lawsuit or proceeding which, in the opinion of management of the Company, could have a material impact on the Company’s financial position, results of operations or cash flows.

Current accounts payable include certain amounts that the Company is disputing with a vendor, the ultimate resolution of such disputes may result in reduction in expense and accounts payable.

See Note A - Business Information for a description of issues relating to the VISA Decision.

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

Sales to MasterCard were approximately 34% and 33% of sales for the three months ended March 31, 2006 and 2005, respectively. The Company has an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp hologram or HoloMag, both of which are supplied by the Company. The agreement with MasterCard was amended on August 24, 2005, and expires on February 28, 2013, subject to automatic renewal thereafter. If we were to lose a substantial portion of our business with MasterCard without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from MasterCard or if we experience delays or cancellations of orders from MasterCard, our business, operating results and financial performance will be materially and adversely affected.

Sales of VISA holograms (which includes HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 39% and 23% of sales for the three months ended March 31, 2006 and 2005, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers. On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hot stamp hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”). In its correspondence to us relating to HoloMag, VISA also stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical. There can be no assurance that our customers will continue to purchase the Dove hot stamp hologram from us in the future. We are continuing to evaluate VISA’s actions and claims.We believe that we are in compliance with our agreement with VISA and that the HoloMag product complies with all standards and specifications contained in our agreement.

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers and collection of the invoice is considered probable. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered probable. In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries. The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product. The Company generally provides replacement product for up to 180 days from original shipment as a warranty for defective product. Shipping and handling amounts billed to customers are included in sales and amounted to $0.3 million and $0.1 million in the three months ended March 31, 2006 and 2005, respectively.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company.  The Company also includes the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses. Shipping and handling amounted to $414,000 and $130,000 for the three months ended March 31, 2006 and 2005, respectively.

Stock-based compensation expense

Beginning in the first quarter of 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (R) (“FAS 123R”). Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of December 31, 2005.

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In the first quarter of 2006 we modified our assumption of the expected term from that used under FAS 123 to reflect an estimated reduction in the amount of time that options granted will remain outstanding as a result of recent events including our facility consolidation. We increased our expected volatility based on recent events which resulted in significantly higher volatility than in previous periods. Under FAS 123 (R) we are required to estimate forfeitures rather than recording forfeitures when they occur as previously permitted. Our estimated forfeiture rate was determined by reviewing historical trends. We will continue to review our Black-Scholes assumptions and modify them as needed in the future. Changes in these assumptions may lead to variations in the compensation expense that we record in future periods.

In the quarter ended March 31, 2006, operating income was reduced by $233,000 for stock-based payment compensation expense, affecting cost of goods sold by $1,000, selling, general, and administrative expenses by $205,000 and research and development expenses by $27,000. Stock-based compensation expense reduced our quarterly net income by $140,000 and our basic and fully diluted earnings per share by $0.01.

Impact of the VISA Decision

In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. During the three months ended March 31, 2006 we evaluated these provisions and determined that the amounts previously recorded for inventory obsolescence, potential non-ESD related warranty claims and the allowance for doubtful accounts were still appropriate. We will continue to review the valuation of these accounts on an ongoing basis as a part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time. Certain shipments of HoloMag that were completed and invoiced during the quarter ended March 31, 2006 have not been recognized as revenue as the collection of these amounts is not considered probable as a result of the VISA Decision. Revenue will be recognized in the future in the event that such amounts are collected.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED

MARCH 31, 2005

Sales. Sales increased by $3.6 million, or 56.1%, from $6.4 million for the three months ended March 31, 2005 to $10.0 million for the three months ended March 31, 2006. The increase was primarily due to higher sales of our HoloMag™ integrated holographic magnetic security stripe product to the transaction card market as well as expansion of existing programs in the identity document market, the transaction card, and product authentication markets. HoloMag products shipped to several customers in the quarter ended March 31, 2006 with sales to the manufacturers of VISA brand transaction cards prior to the VISA Decision amounting to $3.1 million. Sales of HoloMag to VISA authorized card manufacturers ceased immediately after the VISA Decision as described above. Sales growth in the quarter was also affected by the value of the HoloMag product which sells for substantially higher prices than a conventional hot stamp hologram due to its unique design and high security features. As a result of the VISA Decision we expect sales to decline in the quarter ending June 30, 2006.

Cost of Goods Sold, excluding depreciation and amortization. Cost of goods sold increased by $2.0 million, from $2.8 million for the three months ended March 31, 2005 to $4.8 million for the three months ended March 31, 2006 primarily as a result of the volume increase and a $1.0 million increase in inventory reserves as a result of the VISA Decision. As a percentage of sales, cost of goods sold increased from 43.7% for the three months ended March 31, 2005 to 48.4% for the three months ended March 31, 2006. The increase was primarily due to increases in the warranty provision and in inventory reserves associated with volume increases and the VISA Decision.

Selling and Administrative. Selling and administrative expenses increased $0.8 million from $1.9 million for the three months ended March 31, 2005 to $2.7 million for the three months ended March 31, 2006. As a percentage of sales, selling and administrative expenses decreased from 30.0% for the three months ended March 31, 2005 to 27.7% for the same period in 2006. The increase in expenses was primarily due to higher shipping charges which increased due to higher product shipments, higher legal expenses and higher costs associated with being a public company. The decrease in percentage of sales was primarily due to the volume increase in sales, partially offset by higher general and administrative costs.

Research and Development. Research and development expenses increased $184,000 from $273,000 for the three months ended March 31, 2005 to $457,000 for the same period in 2006 primarily as a result of higher development costs associated with the development of the second generation HoloMag product as well as higher salaries and wages due to manpower additions.

Depreciation and Amortization. Depreciation and amortization decreased $124,000 from $351,000 for the three months ended March 31, 2005 to $227,000 for the same period in 2006. The decrease was primarily due to the acceleration of depreciation on equipment and leasehold improvements in the first quarter of 2005 in connection with the consolidation of the Company’s operations in its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses, in the three months ended March 31, 2006 and March 31, 2005 amounted to $40,000 and $107,000, respectively and pertained to expenses incurred for the Company’s new facility in Robbinsville, New Jersey.

Interest Income. Interest income increased $33,000 from $54,000 for the three months ended March 31, 2005 to $87,000 for the three months ended March 31, 2006 due to higher interest rates in effect during the current period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had $13.3 million in cash and cash equivalents and working capital of $15.4 million.

The Company’s operating activities provided cash of $3.8 million for the three months ended March 31, 2006, compared to a net usage of cash of $0.9 million for the three months ended March 31, 2005. The increase in cash was primarily due to a decrease in accounts receivable, an increase in accounts payable for inventory and a tax receivable as a result of overpaying estimated income taxes in 2005 partially offset by an increase in inventories. Investing activities for the three months ended March 31, 2005 provided cash of $0.3 million primarily as a result of the return of progress payments made to the manufacturer of a special machine that was not accepted by the

Company partially offset by capital expenditures in the three-month period. Investing activities in the three months ended March 31, 2005 amounted to $6.6 million resulting from the purchase of short-term investments of $6.1 million and capital expenditures, primarily associated with the Robbinsville New Jersey facility, of $0.5 million. Financing activities for the three months ended March 31, 2006 provided cash of $0.1 million due to the exercise of stock options. There were no financing activities for the three months ended March 31, 2005.

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following the closure, relocation and consolidation of our prior operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville facility. We completed the relocation and consolidation of our operations during 2005. We are currently planning to re-open the Huntingdon Valley facility for certain manufacturing operations and secure storage that is presently performed at a contract facility in Dalton, Massachusetts which will no longer be required after the expiration of the lease on the facility in October 2006.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2004 and 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007. The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005.

We completed the move and consolidation of our operations into the Robbinsville, New Jersey facility in 2005. We recorded costs totaling $3.0 million in 2004 and 2005 relating to the consolidation and expect to record additional costs amounting to $0.3 million in 2006 ($40,000 recorded in the quarter ended March 31, 2006) and 2007, respectively. Of the costs recorded to-date we expect to pay approximately $2.1 in cash ratably from the first quarter of 2006 through the fourth quarter of 2007. Expenses incurred for the consolidation were primarily associated with the Elmsford lease, vacating the facility, relocating and terminating certain employees, moving equipment and other related expenses.

The Company believes that cash flows from operations and its cash balances will be sufficient to meet working capital needs and fund capital expenditures for the foreseeable future after considering the potential impact of the VISA Decision.

SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

Certain statements in this Form 10-Q, including without limitation, statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar import, constitute “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Such forward-looking statements are based on current management expectations. Numerous factors, including those disclosed herein, those related to transaction card industry trends and those detailed in our filings with the Securities and Exchange Commission (as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005), may cause results to differ materially from those anticipated in the forward-looking statements. Many of the factors that will determine our future results are beyond our capability to control or predict. These statements are subject to risks and uncertainties and therefore actual results may differ materially. Readers should not place undue reliance on such forward-looking statements which reflect management’s view only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

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

Date: May 15, 2006