Form 10-Q
period 2006-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2006-08-11
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☒  Yes ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act..(Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒  No

The aggregate number of shares of common stock, $.01 par value, outstanding on August 4, 2006 was 18,905,580.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS — UNAUDITED

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,413	$9,114
Accounts receivable, net of allowance for doubtful accounts of $500 and $500	4,732	6,019
Inventories, net	2,258	2,940
Deferred income taxes, net	2,756	2,968
Prepaid expenses and other	110	331
Income tax receivable	329	401
Total current assets	23,958	21,773
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Net of accumulated depreciation and amortization of $9,240 and $8,852	6,489	7,224
DEFERRED INCOME TAXES, NET	—	411
OTHER ASSETS	66	76
TOTAL ASSETS	$30,153	$29,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,908	$3,820
Accrued expenses	3,291	3,834
Customer advances	325	204
Income taxes payable	—	359
Total current liabilities	6,524	8,217
LONG-TERM LIABILITIES	1,646	1,957
Total liabilities	8,170	10,174

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,905,580 shares and 18,715,469 shares	189	187
Additional paid-in capital	25,303	24,729
Unearned compensation	—	(96)
Accumulated deficit	(3,509)	(5,510)
Total Stockholders’ Equity	21,983	19,310
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,153	$29,484

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Sales	$8,370	$6,857	$18,358	$13,257
Royalty income	—	—	—	10
	8,370	6,857	18,358	13,267
Costs and expenses:
Cost of goods sold, excluding depreciation and amortization	3,759	3,161	8,595	5,960
Selling and administrative	2,366	2,213	5,131	4,131
Research and development	479	308	936	581
Depreciation and amortization	224	277	451	628
Facility consolidation	74	215	114	322
	6,902	6,174	15,227	11,622

Operating income	1,468	683	3,131	1,645

Other income:
Interest income	117	68	204	122
	117	68	204	122

INCOME BEFORE PROVISION FOR INCOME TAXES	1,585	751	3,335	1,767
PROVISION FOR INCOME TAXES	634	301	1,334	707

NET INCOME	$951	$450	$2,001	$1,060

NET INCOME PER SHARE:
Basic	$0.05	$0.02	$0.11	$0.06
Diluted	$0.05	$0.02	$0.10	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,889	18,550	18,858	18,533
Diluted	19,359	19,402	19,636	19,255

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,001	$1,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	628
Write-off of fixed assets	254	—
Deferred income taxes, net	711	(85)
Compensation costs related to share-based payment arrangements	518	—
Increase in allowance for doubtful accounts	—	10
Increase in provision for inventories	77	143
Non-cash settlement of accounts payable	(958)	—
Excess tax benefits from share-based payment arrangements	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	1,287	(532)
Inventories	605	(2,362)
Prepaid expenses and other	229	157
Income tax receivable	72	—
Accounts payable	(38)	1,031
Accrued expenses	(543)	265
Customer advances	121	177
Income taxes payable	(359)	(200)
Long-term liabilities	(399)	148
Net cash provided by operating activities	4,028	440

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	—	1,989
Capital refunds (expenditures)	116	(2,330)
Net cash provided by (used in) investing activities	116	(341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	154	149
Excess tax benefits from share-based payment arrangements	1	—
Net cash provided by financing activities	155	149

INCREASE IN CASH AND CASH EQUIVALENTS	4,299	248
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,114	11,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,413	$11,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$843	$990
Capital expenditures included in accounts payable	$84	$732
Non-cash settlement of accounts payable	$958	$—

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (“ÁBNH” or the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products.  Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are sold to over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Sears, Nordstrom, Quaker State, Nike, Janssen-Cilag and Gennoma, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for design and promotional applications.  The Company operates in one reportable industry segment.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, inventories and intangible assets.  These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.  In addition, these estimates and assumptions have been influenced by our current knowledge of the potential impact of the VISA Decision as defined and more fully described under “Business Information” on the following page.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are normal and recurring and are considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the United States Securities and Exchange Commission (“SEC”).

REVENUE RECOGNITION

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered reasonably assured. In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries.  The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy (within 180 days of such sale) and generally replaces the product.

Customer advances represent payments received from customers for products which have not yet been shipped.  These customer advances are classified as current liabilities on the accompanying balance sheets.

Shipping and handling amounts billed to customers are included in sales and amounted to $207,000 and $152,000 for the three months ended June 30, 2006 and 2005, respectively. Shipping and handling amounts billed to customers in the six months ended June 30, 2006 and 2005 amounted to $557,000 and $263,000, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding	18,889	18,550	18,858	18,533

Dilutive effect of stock options and restricted shares	470	852	778	722

Diluted weighted average shares outstanding	19,359	19,402	19,636	19,255

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three and six-month periods ended June 30, 2006, the numbers of stock options not included in the computations were 738,000 and 543,000, respectively. For the three and six-month periods ended June 30, 2005, the numbers of stock options not included in the computations were 131,000 and 125,000, respectively. These stock options were outstanding at the end of each of the respective periods.

BUSINESS INFORMATION

Sales to MasterCard were approximately 34% and 37% of sales for the three months ended June 30, 2006 and 2005, respectively and were approximately 34% and 35% of sales for the six months ended June 30, 2006 and 2005, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard has retained the Company as its exclusive supplier of MasterCard holograms as well as holographic magnetic stripe (HoloMag™) through February 28, 2013, subject to automatic renewal if not terminated by either party.  At June 30, 2006 and December 31, 2005, accounts receivable from this customer totaled $1.9 million and $1.5 million, respectively.

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

Sales of VISA holograms (which includes HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 31% and 24% of sales for the three months ended June 30, 2006 and 2005, respectively and were approximately 36% and 24% of sales for the six months ended June 30, 2006 and 2005, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp hologram to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers. On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating

HoloMag, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hot stamp hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”).  In its correspondence to us relating to HoloMag, VISA also stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical. There can be no assurance that VISA authorized card maufacturers will continue to purchase the Dove hot stamp hologram from us in the future. We are continuing to evaluate VISA’s actions and claims.We believe that we are in compliance with our agreement with VISA and that the HoloMag product complies with all standards and specifications contained in our agreement. Accounts receivable from manufacturers of VISA transaction cards approximated $2.7 million and $3.4 million at June 30, 2006 and December 31, 2005, respectively.

We have invented a technology and methods of significantly reducing ESD and we have filed patent applications on these inventions. We have incorporated our invention into our HoloMag product and our testing shows that our second generation HoloMag product generally exhibits no more ESD than a standard black magnetic stripe. We are currently offering to customers a second generation version of HoloMag and expect to begin shipping the product in limited quantities later this year.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers.   In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., with whom we have a supply contract which was amended on July 26, 2006.  Also at that time we negotiated a settlement with CFC International, Inc. that resulted in a reduction of our payable to them of approximately $1.0 million. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, we are required to recognize compensation expense for all awards granted after the adoption based on the grant date fair value estimated in accordance with FAS 123 (R) and for the unvested portion of previously granted options that remain outstanding as of the adoption date based on the grant date fair value in accordance with the original provisions of FAS 123. In the three and six months ended June 30, 2006, operating income was reduced by $285,000 and $518,000, respectively, for stock-based payment compensation expense for both stock options and restricted stock. Stock-based compensation in the second quarter affected cost of goods sold by $123,000, selling, general and administrative expenses by $126,000 and research and development expenses by $36,000. Stock-based compensation for the six months ended June 30, 2006 affected cost of goods sold by $124,000, selling, general and administrative expenses by $331,000 and research and development expenses by $63,000. Stock-based compensation expense reduced our quarterly and six month net income by $171,000 and $311,000, respectively, and our basic and fully diluted earnings per share by $0.01and $0.02, respectively, for the three and six month periods ended June 30, 2006. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the effect on the Company’s net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in the three and six months ended June 30, 2005 based on the fair-value method under SFAS 123.

(In thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$450	$1,060
Add: Stock-based employee compensation, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	62	103
Pro forma net income	$388	$957

Basic and diluted net income per share, as reported	$0.02	$0.06
Basic and diluted net income per share, pro forma	$0.02	$0.05

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions, indicated below, the weighted average fair value of the stock option grants in the six months ended June 30, 2006 and 2005 were $4.70 and $2.60, respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in the six months ended June 30, 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Six Months Ended June 30,
	2006	2005

Term	4.9 years	7.5 years
Volatility	105.0%	63.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.72% - 5.19%	4.07% - 4.60%
Forfeiture rate	5.8%	—

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

The following table summarizes information about our stock incentive plans for the six months ended June 30, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Balance, December 31, 2005	2,971,938	$2.41
Options granted	223,000	$6.00
Options exercised	(57,111)	$1.56
Options forfeited	(64,898)	$5.35
Options outstanding, June 30, 2006	3,072,929	$2.62	5.32 years	$3,494
Options exercisable, June 30, 2006	2,456,420	$2.26	4.46 years	$3,184

As of June 30, 2006 there was $1,769,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. These costs are expected to be recognized over a weighted average period of 1.04 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $170,000.

Cash received from stock option exercises in the six months ended June 30, 2006 was $89,000. The income tax benefit from stock based arrangements totaled $68,000 all of which was attributable to stock option exercises, of which $67,000 was credited to additional paid in capital.

The following table summarizes information about restricted stock awards for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested

Non-vested balance at December 31, 2005	15,000	$5.65
Granted	139,000	$6.00
Vested	(5,000)	$6.00	$2.72
Forfeited	(6,000)	$6.00
Non-vested balance at June 30, 2006	143,000	$5.97

Restricted stock awards were made under the 2005 Stock Incentive Plan and generally vest 100% three years from the grant date.

As of June 30, 2006 there was $741,000 of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.5 years.

As of June 30, 2006 an aggregate of 1,318,211 shares remained available for future grants and awards under our stock incentive plans, which cover stock options and restricted stock awards. We issue shares to satisfy stock option exercises and restricted stock awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Balance at beginning of period	$900	$505	$1,140	$510
Warranty provisions	60	60	120	120
Settlement of warranty	(175)	(17)	(475)	(82)
Balance at June 30	$785	$548	$785	$548

RECLASSIFICATIONS — Certain prior year amounts have been reclassified to conform with the current year’s presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax refund. The pronouncement prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the financial statements.  The Company will be required to adopt the provisions of FIN 48 beginning in fiscal year 2007. The Company is currently assessing the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.We adopted this Statement beginning January 1, 2006.

NOTE B — INVENTORIES, NET

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$4,852	$5,802
Finished goods on consignment with customers	226	158
Work in process	896	644
Raw materials	641	616
Subtotal	6,615	7,220
Less: Inventory reserves	4,357	4,280
Net inventory	$2,258	$2,940

NOTE C — OTHER LONG-TERM LIABILITIES

Other long-term liabilities at both June 30, 2006 and December 31, 2005 include a $718,000 reserve for potential tax liabilities. Also included in other long-term liabilities at June 30, 2006 and December 31, 2005 are $463,000 and $876,000, respectively, of long-term rent on our abandoned facility in Elmsford, New York and $377,000 and $363,000, respectively, of deferred rent on our Robbinsville, New Jersey facility. The balance of $88,000 in other long-term liabilities at June 30, 2006 is comprised of long-term deferred tax liabilities.

NOTE D — FACILITY CONSOLIDATION

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following the closure, relocation and consolidation of our prior operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville facility. We completed the relocation and consolidation of our operations during 2005.We have re-opened the Huntingdon Valley facility for certain manufacturing operations and secure storage that was previously performed at a contract facility in Dalton, Massachusetts which will no longer be leased after the expiration of the lease on the facility in October 2006.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007.  The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005.

The following table illustrates the liability balance and activity related to the relocation and consolidation in the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Balance at beginning of period	$1,491	$101	$1,683	$15
Cash payments:
Rent on abandoned facility	(222)	—	(451)	—
Severance payments	(11)	(39)	(17)	(40)
Additions to liability:
Accretion on rent	35	—	70	—
Accrued severance	—	38	8	125
Balance at June 30	$1,293	$100	$1,293	$100

Expensed as incurred:
Employee relocation	$39	$30	$44	$48
Facility moving costs	—	147	—	148
Other costs	35	—	70	1
Total	$74	$177	$114	$197

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

OVERVIEW

American Bank Note Holographics, Inc. (the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. The Company’s products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products.  The Company operates in one reportable industry segment. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are sold to over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Sears, Nordstrom, Quaker State, Nike, Janssen-Cilag and Gennoma, as well as agencies of the United States government and certain foreign governments. We also produce non-secure holograms for design and promotional applications.

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

Sales to MasterCard were approximately 34% and 37% of sales for the three months ended June 30, 2006 and 2005, respectively and were approximately 34% and 35% of sales for the six months ended June 30, 2006 and 2005, respectively. The Company has an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag.  In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp hologram or HoloMag, both of which are supplied by the Company.  The agreement with MasterCard was amended on August 24, 2005, and expires on February 28, 2013, subject to automatic renewal thereafter. If we were to lose a substantial portion of our business with MasterCard without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from MasterCard or if we experience delays or cancellations of orders from MasterCard, our business, operating results and financial performance will be materially and adversely affected.

Sales of VISA holograms (which includes HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 31% and 24% of sales for the three months ended June 30, 2006 and 2005, respectively and were approximately 36% and 24% of sales for the six months ended June 30, 2006 and 2005, respectively. Currently we are one of two companies authorized to manufacture and sell the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers. On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hot stamp hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under its agreement (the “VISA Decision”).  In its correspondence to us relating to HoloMag, VISA also stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical. There can be no assurance that our customers will continue to purchase the Dove hot stamp hologram from us in the future. We are continuing to evaluate VISA’s actions and claims.We believe that we are in compliance with our agreement with VISA and that the HoloMag product complies with all standards and specifications contained in our agreement.

We have invented a technology and methods of significantly reducing ESD and we have filed patent applications on these inventions. We have incorporated our invention into our HoloMag product and our testing shows that our second generation HoloMag product generally exhibits no more ESD than a standard black magnetic stripe. We are currently offering to customers a second generation version of HoloMag and expect to begin shipping the product in limited quantities later this year.

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered reasonably assured.  In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries.  The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product. The Company generally provides replacement product for up to 180 days from original shipment as a warranty for defective product. Shipping and handling amounts billed to customers are included in sales and amounted to $207,000 and $152,000 for the three months ended June 30, 2006 and 2005, respectively.  Shipping and handling amounts billed to customers in the six months ended June 30, 2006 and 2005 amounted to $557,000 and $263,000 respectively. Shipping and handling costs are included in selling and administrative expenses.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers.   In some cases, we do not have supply

contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., with whom we have a supply contract which was amended on July 26, 2006. Also at that time we negotiated a settlement with CFC International, Inc. that resulted in a reduction of our payable to them of approximately $1.0 million. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. The Company also includes the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses. The cost of shipping and handling is included in selling and administrative expenses and amounted to $200,000 and $183,000 for the three months ended June 30, 2006 and 2005, respectively, and $614,000 and $313,000 for the six months ended June 30, 2006 and 2005, respectively.

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

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In the first quarter of 2006 we modified our assumption of the expected term from that used under FAS 123 to reflect an estimated reduction in the amount of time that options granted will remain outstanding as a result of our historical trends. We increased our expected volatility based on recent events which resulted in significantly higher volatility than in previous periods. Under FAS 123 (R) we are required to estimate forfeitures rather than recording forfeitures when they occur as previously permitted. Our estimated forfeiture rate was determined by reviewing historical trends. We will continue to review our Black-Scholes assumptions and modify them as needed in the future. Changes in these assumptions may lead to variations in the compensation expense that we record in future periods.

In the three and six months ended June 30, 2006, operating income was reduced by $285,000 and $518,000, respectively, for stock-based payment compensation expense. Stock-based compensation in the second quarter affected cost of goods sold by $123,000, selling, general and administrative expenses by $126,000 and research and development expenses by $36,000. Stock-based compensation for the six months ended June 30, 2006 affected cost of goods sold by $124,000, selling, general and administrative expenses by $331,000 and research and development expenses by $63,000. Stock-based compensation expense reduced our quarterly and six month net income by $171,000 and $310,000, respectively, and our basic and fully diluted earnings per share by $0.01 and $0.02 for the three and six month periods ended June 30, 2006. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006.

Impact of the VISA Decision

In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the carrying value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. During the three months ended June 30, 2006 we evaluated these provisions and determined that the amounts previously recorded for potential non-ESD related warranty claims and the allowance for doubtful accounts were still appropriate. We will continue to review the valuation of these accounts on an ongoing basis as a part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time. Certain shipments of HoloMag that were completed and invoiced during the quarter ended March 31, 2006 were not recognized as revenue as the collection of these amounts was not considered probable as a result of the VISA Decision. Subsequent to completing and filing our financial statements for the three months ended March 31, 2006 approximately $0.9 million was collected and accordingly the revenue was recorded in the quarter ended June 30, 2006. Approximately $1.4 million remains uncollected at June 30, 2006. Revenue will be recognized in the future in the event that additional amounts are collected. Additionally, as a result of the VISA Decision, in the quarter ended June 30, 2006 we wrote-off approximately $0.8 million of overhead costs that were not absorbed into inventory and approximately $0.3 million of costs that were on the balance sheet relating to a terminated manufacturing project.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED

JUNE 30, 2005

Sales.  Sales increased by $1.5 million, or 22.1%, from $6.9 million for the three months ended June 30, 2005 to $8.4 million for the three months ended June 30, 2006.  The increase was primarily due to higher sales of our HoloMag™ integrated holographic magnetic security stripe product to customers in the transaction card market, including $0.9 million of revenue recognized on VISA HoloMag shipments made in the quarter ended March 31, 2006 that was not recognized as revenue at that time due to the VISA Decision as described above. We also experienced growth of other products for the transaction card market as well as in the product authentication market which was partially offset by a decline in sales to the identity document market as a result of the timing of changes in customer programs. As a result of the VISA Decision we currently expect that sales in the quarter ending September 30, 2006 will be substantially less than sales in the comparable prior year period.

Cost of Goods Sold, excluding depreciation and amortization.  Cost of goods sold increased by $0.6 million, from $3.2 million for the three months ended June 30, 2005 to $3.8 million for the three months ended June 30, 2006 primarily as a result of the volume increase (excluding sales of VISA HoloMag that were recognized in the quarter as the cost of that revenue was recorded upon shipment in the quarter ended March 31, 2006), the write-off of approximately $0.8 million of additional overhead costs that were not absorbed into inventory and the write-off of approximately $0.3 million of costs that were recorded on the balance sheet which related to a terminated manufacturing project partially offset by the reduction of approximately $1.0 million of costs relating to a negotiated settlement with a vendor and lower fixed costs resulting from the consolidation of facilities in Robbinsville. Also included in the three months ended June 30, 2006 was approximately $0.1 million of stock-based compensation expense. As a percentage of sales, cost of goods sold decreased from 46.1% for the three months ended June 30, 2005 to 44.9% for the three months ended June 30, 2006.

Selling and Administrative.  Selling and administrative expenses increased $0.2 million from $2.2 million for the three months ended June 30, 2005 to $2.4 million for the three months ended June 30, 2006. As a percentage of sales, selling and administrative expenses decreased from 32.3% for the three months ended June 30, 2005 to 28.3% for the same period in 2006.  The increase in expenses was primarily due to higher shipping charges which increased due to higher product shipments, higher salaries and wages and higher costs associated with being a public company. Also included in the three months ended June 30, 2006 was approximately $0.1 million of stock-based compensation expense. The decrease in percentage of sales was primarily due to the volume increase in sales, partially offset by higher general and administrative costs.

Research and Development.  Research and development expenses increased $0.2 million from $0.3 million for the three months ended June 30, 2005 to $0.5 million for the same period in 2006 primarily as a result of higher research and development costs associated with the invention to reduce ESD and development of the second generation HoloMag product as well as higher salaries and wages due to manpower additions. Also included in the three months ended June 30, 2006 was approximately $36,000 of stock-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization decreased $0.1 million from $0.3 million for the three months ended June 30, 2005 to $0.2 million for the same period in 2006. The decrease was primarily due to the acceleration of depreciation of certain assets used at the Elmsford, New York facility prior to its closure in connection with the consolidation of the Company’s operations into its new facility in Robbinsville, New Jersey as well as the elimination of depreciation expense on certain high value assets which became fully depreciated during 2005.

Facility Consolidation Expenses. Facility consolidation expenses, in the three months ended June 30, 2006 and June 30, 2005 amounted to $0.1 million and $0.2 million, respectively. Expenses in the three months ended June 30, 2006 related to employee relocations and additional expenses incurred on the abandoned facility rent while the costs incurred in the prior year period were primarily for employee severance, employee relocation and moving of equipment to the Company’s new facility in Robbinsville, New Jersey.

Interest Income.  Interest income increased $49,000 from $68,000 for the three months ended June 30, 2005 to $117,000 for the three months ended June 30, 2006 due to higher average balances of cash and cash equivalents and higher interest rates in effect during the current period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED

JUNE 30, 2005

Sales.  Sales increased by $5.1 million, or 38.5%, from $13.3 million for the six months ended June 30, 2005 to $18.4 million for the six months ended June 30, 2006.  The increase was primarily due to higher sales of our HoloMag™ integrated holographic magnetic security stripe product to customers in the transaction card market, including $3.1 million of VISA HoloMag sales recognized in the quarter ended March 31, 2006 prior to the VISA Decision and $0.9 million of revenue recognized in the quarter ended June 30, 2006 relating to amounts collected in that quarter on VISA HoloMag shipments made in the quarter ended March 31, 2006 that was not recognized as revenue at that time due to the VISA Decision as described above. We also experienced growth of other products for the transaction card market as well as in the product authentication market which was partially offset by a decline in sales to the identity document market generally as a result of the timing of changes in customer programs.

Cost of Goods Sold, excluding depreciation and amortization. Cost of goods sold increased by $2.6 million, from $6.0 million for the six months ended June 30, 2005 to $8.6 million for the six months ended June 30, 2006 primarily as a result of the volume increase, additional inventory charges as a result of the VISA Decision, additional overhead costs that were not absorbed into inventory partially offset by lower fixed costs resulting from the consolidation of facilities in Robbinsville and the reduction of costs relating to a negotiated settlement with a vendor. Also included in the six-months ended June 30, 2006 was approximately $0.1 million of stock-based compensation expense. As a percentage of sales, cost of goods sold increased from 45.0% for the six months ended June 30, 2005 to 46.8% for the six months ended June 30, 2006.

Selling and Administrative.  Selling and administrative expenses increased $1.0 million from $4.1 million for the six months ended June 30, 2005 to $5.1 million for the six months ended June 30, 2006. As a percentage of sales, selling and administrative expenses decreased from 31.2% for the six months ended June 30, 2005 to 28.0% for the six months ended June 30, 2006. The increase in expenses was primarily due to higher legal costs, higher shipping costs due to higher volume and higher salaries and wages partially offset by lower commissions due to the timing of certain customer programs and lower travel expenses. Also included in the six-months ended June 30, 2006 was approximately $0.3 million of stock-based compensation expense.

Research and Development.  Research and development expenses increased $0.3 million from $0.6 million for the six months ended June 30, 2005 to $0.9 million for the same period in 2006 primarily as a result of higher research and development costs associated with the invention to reduce ESD and development of the second generation HoloMag product as well as higher salaries and wages due to manpower additions. Also included in the six-months ended June 30, 2006 was approximately $0.1 million of stock-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization decreased $0.2 million from $0.6 million for the six months ended June 30, 2005 to $0.4 million for the same period in 2006. The decrease was primarily due to the write-off of certain assets used at the Elmsford, New York facility prior to its closure in connection with the consolidation of the Company’s operations into its new facility in Robbinsville, New Jersey as well as the elimination of depreciation expense on certain high value assets which became fully depreciated during 2005.

Facility Consolidation Expenses. Facility consolidation expenses decreased $0.2 million from $0.3 million for the six months ended June 30, 2005 to $0.1 million for the same period in 2006. Expenses in 2006 related primarily to employee relocations and additional expenses incurred on the abandoned facility rent while the expenses in 2005 were principally for moving of machinery and equipment, employee relocation and severance as a result of the consolidation of facilities into Robbinsville, New Jersey.

Interest Income.  Interest income increased $0.1 million from $0.1 million for the six months ended June 30, 2005 to $0.2 million for the six months ended June 30, 2006 due to higher average balances of cash and cash equivalents and higher interest rates in effect during 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had $13.4 million in cash and cash equivalents and working capital of $17.4 million.

The Company’s operating activities provided cash of $4.0 million for the six months ended June 30, 2006, compared to $0.4 million for the six months ended June 30, 2005. The increase in cash in 2006 was primarily due to net income of $2.0 million adjusted for non-cash costs of $1.1 million as well as decreases in accounts receivable, inventories, and pre-paid expenses, a tax receivable as a result of overpaying estimated income taxes in 2005 and decreased accounts payable. For the six months ended June 30, 2005 cash increased primarily as a result of net income adjusted for non-cash costs of $1.8 million and higher accounts payable partially offset by higher inventories and accounts receivable. Investing activities for the six months ended June 30, 2006 provided cash of $0.1 million primarily as a result of the return of progress payments made to the manufacturer of a special machine that was not accepted by the Company partially offset by capital expenditures in the six-month period. Investing activities in the six months ended June 30, 2005 amounted to a use of $0.3 million of cash as a result of capital expenditures of $2.3 million partially offset by the sale of short-term investments of $2.0 million. Financing activities for the six months ended June 30, 2006 and 2005 provided cash of $0.1 million due to the exercise of stock options.

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following the closure, relocation and consolidation of our prior operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville facility. We completed the relocation and consolidation of our operations during 2005. We have re-opened the Huntingdon Valley facility for certain manufacturing operations and secure storage that was previously performed at a contract facility in Dalton, Massachusetts which will no longer be leased after the expiration of the lease on the Dalton facility in October 2006.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007.  The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005.

We completed the move and consolidation of our operations into the Robbinsville, New Jersey facility in 2005. We recorded costs totaling $3.0 million in 2004 and 2005 relating to the consolidation and expect to record additional costs amounting to $0.3 million in 2006 ($0.1 million was recorded in the six months ended June 30, 2006) and 2007, respectively. Of the costs recorded to-date we expect to pay approximately $2.1 in cash ratably from the first quarter of 2006 through the fourth quarter of 2007. Expenses incurred for the consolidation were primarily associated with the Elmsford lease, vacating the facility, relocating and terminating certain employees, moving equipment and other related expenses.

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

ITEM 6.  EXHIBITS

10.1	Amendment No. 2, dated July 26, 2006, to the Development, Supply and Subcontracting Agreement dated as of May 30, 2001 by and between American Bank Note Holographics, Inc. and CFC International, Inc.*

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark J. Bonney pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark J. Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 11, 2006