Form 10-Q
period 2006-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2006-11-14
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐ Yes ☒ No

The aggregate number of shares of common stock, $.01 par value, outstanding on October 30, 2006 was 18,937,138.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,524	$9,114
Accounts receivable, net of allowance for doubtful accounts of $400 and $500	4,109	6,019
Inventories, net	2,160	2,940
Deferred income taxes, net	1,428	2,968
Prepaid expenses and other	436	331
Income tax receivable	1,090	401
Total current assets	22,747	21,773
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Net of accumulated depreciation and amortization of $9,470 and $8,852	6,306	7,224
DEFERRED INCOME TAXES, NET	275	411
OTHER ASSETS	108	76
TOTAL ASSETS	$29,436	$29,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,808	$3,820
Accrued expenses	3,055	3,834
Customer advances	111	204
Income taxes payable	—	359
Total current liabilities	4,974	8,217
LONG-TERM LIABILITIES	1,383	1,957
Total liabilities	6,357	10,174

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 18,936,703 shares and 18,715,469 shares	190	187
Additional paid-in capital	25,657	24,729
Unearned compensation	—	(96)
Accumulated deficit	(2,768)	(5,510)
Total Stockholders’ Equity	23,079	19,310
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,436	$29,484

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Sales	$6,556	$8,959	$24,914	$22,216
Royalty income	—	—	—	10
	6,556	8,959	24,914	22,226
Costs and expenses:
Cost of goods sold, excluding depreciation and amortization	3,297	4,227	11,892	10,187
Selling and administrative	1,949	2,239	7,080	6,370
Research and development	367	291	1,303	872
Depreciation and amortization	142	127	593	755
Facility consolidation	(101)	278	13	600
	5,654	7,162	20,881	18,784

Operating income	902	1,797	4,033	3,442

Other income:
Interest income	143	61	347	183
	143	61	347	183

INCOME BEFORE PROVISION FOR INCOME TAXES	1,045	1,858	4,380	3,625
PROVISION FOR INCOME TAXES	304	742	1,638	1,449

NET INCOME	$741	$1,116	$2,742	$2,176

NET INCOME PER SHARE:
Basic	$0.04	$0.06	$0.15	$0.12
Diluted	$0.04	$0.06	$0.14	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,908	18,618	18,877	18,562
Diluted	19,505	19,576	19,591	19,363

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,742	$2,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	593	755
Write-off of fixed assets	254	—
Deferred income taxes, net	1,760	47
Compensation costs related to share-based payment arrangements	793	—
(Recovery) provision for doubtful accounts	(100)	70
(Recovery) provision for inventories	(3,056)	320
Excess tax benefits from share-based payment arrangements	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	2,010	(2,273)
Inventories	3,836	(2,944)
Prepaid expenses and other	(139)	(144)
Income tax receivable	(689)	—
Accounts payable	(2,082)	1,885
Accrued expenses	(679)	(161)
Customer advances	(93)	(1)
Income taxes payable	(359)	(143)
Long-term liabilities	(574)	329
Net cash provided by (used in) operating activities	4,205	(84)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	—	1,989
Capital expenditures	(333)	(4,193)
Cancellation of fixed asset purchase commitment	376	—
Net cash provided by (used in) investing activities	43	(2,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of taxes	150	388
Excess tax benefits from share-based payment arrangements	12	—
Net cash provided by financing activities	162	388

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,410	(1,900)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,114	11,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,524	$9,457

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$908	$1,785
Capital expenditures included in accounts payable	$70	$380
Non-cash settlement of accounts payable	$958	$—
Reversal of accrued restoration costs	$100	$—
Amendment to lease agreement	$130	$—

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, inventories, intangible assets and taxes.  These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these estimates and assumptions might change in the future.  In addition, these estimates and assumptions have been influenced by our current assumptions of the potential impact of the VISA Decision as defined and more fully described under “Business Information” on the following page.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are normal and recurring and are considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Shipping and handling amounts billed to customers are included in sales and amounted to $182,000 and $283,000 for the three months ended September 30, 2006 and 2005, respectively. Shipping and handling amounts billed to customers in the nine months ended September 30, 2006 and 2005 amounted to $739,000 and $546,000, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding	18,908	18,618	18,877	18,562

Dilutive effect of stock options and restricted shares	597	958	714	801

Diluted weighted average shares outstanding	19,505	19,576	19,591	19,363

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three and nine-month periods ended September 30, 2006, the numbers of stock options not included in the computations were 539,000 and 538,000, respectively. For the three and nine-month periods ended September 30, 2005, the numbers of stock options not included in the computations were 121,000 and 124,000, respectively. These stock options were outstanding at the end of each of the respective periods.

BUSINESS INFORMATION

Sales to MasterCard were approximately 41% and 30% of sales for the three months ended September 30, 2006 and 2005, respectively and were approximately 36% and 33% of sales for the nine months ended September 30, 2006 and 2005, respectively. The Company has an agreement with MasterCard, as amended, in which MasterCard has retained the Company as its exclusive supplier of MasterCard holograms as well as holographic magnetic stripe (HoloMag™) through February 28, 2013, subject to automatic renewal if not terminated by either party. Sales to MasterCard of HoloMag have not been material in the three and nine month periods ended September 30, 2006 and are not expected to be material for the year. At September 30, 2006 and December 31, 2005, accounts receivable from this customer totaled $1.8 million and $1.5 million, respectively.

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

Sales of VISA holograms (which included HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 28% and 42% of sales for the three months ended September 30, 2006 and 2005, respectively and were approximately 34% and 31% of sales for the nine months ended September 30, 2006 and 2005, respectively. Currently we are a supplier of the VISA Dove hot stamp hologram to manufacturers of VISA brand transaction cards, although there can be no assurance that VISA will not discontinue or replace the Dove hot stamp hologram in the future. There can be no assurance that we will continue to be an authorized supplier of VISA security products, or that VISA authorized card manufacturers will continue to purchase the Dove hot stamp hologram, or any other security product, from us in the future.  To the extent sales of

VISA Dove hot stamp holograms decline significantly from historical levels, our business, operating results and financial condition will be materially and adversely affected. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers (the “VISA HoloMag Agreement”). On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hot stamp hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under the VISA HoloMag Agreement (the “VISA Decision”).  In its correspondence to us relating to HoloMag, VISA also stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical.  Following the VISA Decision we ceased sales of VISA HoloMag to card manufacturers. By letter dated November 7, 2006, we were advised by VISA that effective immediately VISA was terminating the VISA HoloMag Agreement.  We believe that we have been in compliance with the VISA HoloMag Agreement and that the HoloMag product complies with all standards and specifications contained in such agreement, and that VISA was not entitled to terminate such agreement as provided in its letter. We are continuing to evaluate VISA’s actions and claims. Accounts receivable from manufacturers of VISA transaction cards approximated $2.4 million and $3.4 million at September 30, 2006 and December 31, 2005, respectively.

We have invented a technology and methods of significantly reducing ESD and we have filed patent applications on these inventions. We have incorporated our invention into our HoloMag product and our testing shows that our second generation HoloMag product generally exhibits no more ESD than a standard black magnetic stripe. We are currently offering to customers a second generation version of HoloMag and anticipate shipping the product in limited quantities in early 2007, although no assurance can be given that such second generation version of HoloMag will be accepted by our customers.

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

STOCK-BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, we are required to recognize compensation expense for all awards granted after the adoption based on the grant date fair value estimated in accordance with FAS 123R and for the unvested portion of previously granted options that remain outstanding as of the adoption date based on the grant date fair value in accordance with the original provisions of FAS 123. In the three and nine months ended September 30, 2006, operating income was reduced by $275,000 and $793,000, respectively, for stock-based payment compensation expense for both stock options and restricted stock. Stock-based compensation in the third quarter affected cost of goods sold by $69,000, selling, general and administrative expenses by $171,000 and research and development expenses by $35,000. Stock-based compensation for the nine months ended September 30, 2006 affected cost of goods sold by $192,000, selling, general and administrative expenses by $502,000 and research and development expenses by $99,000. Stock-based compensation expense reduced our quarterly and nine month net income by $195,000 and $496,000, respectively, and our basic and fully diluted earnings per share by

$0.01and $0.03, respectively, for the three and nine month periods ended September 30, 2006. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the effect on the Company’s net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in the three and nine months ended September 30, 2005 based on the fair-value method under SFAS 123.

(In thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,116	$2,176
Add: Stock-based employee compensation, as reported	—	—
Deduct:Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	62	165
Pro forma net income	$1,054	$2,011

Basic net income per share, as reported	$0.06	$0.12
Basic net income per share, proforma	$0.06	$0.11
Diluted net income per share, as reported	$0.06	$0.11
Diluted net income per share, proforma	$0.05	$0.10

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions, indicated below, the weighted average fair value of the stock option grants in the nine months ended September 30, 2006 and 2005 were $4.46 and $2.85, respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in the nine months ended September 30, 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Nine Months Ended September 30,
	2006	2005
Term	4.9 years	7.5 years
Volatility	105.0%	63.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.72% – 5.19%	4.07% – 4.60%
Forfeiture rate	5.8%	—

Term – This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten (10) years. An increase in the expected term will increase compensation expense.

Volatility – This is the measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Volatilities are based on historical volatility of ABNH’s shares, and other factors such as expected volatility arising from planned changes in our business operations. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the options granted. An increase in the risk-free interest rate will increase compensation expense.

Dividend yield – We did not make any dividend payments during the last five years and we have no plans to make any dividend payments in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming vested. An increase in the forfeiture rate will decrease compensation expense.  The forfeiture rate was first estimated as of January 1, 2006 in conjunction with our adoption of FAS 123 (R).

The following table summarizes information about our stock incentive plans for the nine months ended September 30, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000’s)
Balance, December 31, 2005	2,971,938	$2.41
Options granted	251,000	$5.69
Options exercised	(94,234)	$1.60
Options forfeited	(76,565)	$5.18
Options outstanding, September 30, 2006	3,052,139	$2.63	5.09 years	$3,202
Options exercisable, September 30, 2006	2,497,862	$2.29	4.30 years	$2,988

As of September 30, 2006 there was $1,565,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. These costs are expected to be recognized over a weighted average period of 1.02 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $235,000.

Cash received from stock option exercises in the nine months ended September 30, 2006 was $150,000. The income tax benefit from stock based arrangements totaled $86,000 all of which was attributable to stock option exercises, of which $64,000 was credited to additional paid in capital.

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Non-vested balance at December 31, 2005	15,000	$5.65
Granted	140,000	$5.98
Vested	(5,000)	$6.00	$2.72
Forfeited	(12,000)	$6.00
Non-vested balance at September 30, 2006	138,000	$5.94

Restricted stock awards were made under the 2005 Stock Incentive Plan and generally vest 100% three years from the grant date.

As of September 30, 2006 there was $655,000 of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.3 years.

As of September 30, 2006 an aggregate of 1,306,878 shares remained available for future grants and awards under our stock incentive plans, which cover stock options and restricted stock awards. We issue shares to satisfy stock option exercises and restricted stock awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Balance at beginning of period	$785	$548	$1,140	$510
Warranty provisions	60	110	180	230
Settlement of warranty	(92)	(20)	(567)	(102)
Balance at September 30	$753	$638	$753	$638

RECLASSIFICATIONS – Certain prior year amounts have been reclassified to conform with the current year’s presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS – In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 155 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantifies misstatements based on their impact on each of its financial statements and related disclosures. The Company will adopt the provisions of SAB 108 during the fourth quarter of 2006. The Company is currently in the process of evaluating the impact that the adoption of SAB 108 will have on its financial position, results of operations and cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax return. The pronouncement prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the financial statements.  The Company will be required to adopt the provisions of FIN 48 beginning in fiscal year 2007. The Company is currently assessing the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

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

NOTE B – INVENTORIES, NET

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note A)
	(In thousands)

Finished goods	$2,042	$5,802
Finished goods on consignment with customers	235	158
Work in process	540	644
Raw materials	567	616
Subtotal	3,384	7,220
Less: Inventory reserves	1,224	4,280
Net inventory	$2,160	$2,940

NOTE C – OTHER LONG-TERM LIABILITIES

Other long-term liabilities at both September 30, 2006 and December 31, 2005 include a $718,000 reserve for potential tax liabilities. Also included in other long-term liabilities at September 30, 2006 and December 31, 2005 are $262,000 and $876,000, respectively, of long-term rent on our abandoned facility in Elmsford, New York and $384,000 and $363,000, respectively, of deferred rent on our Robbinsville, New Jersey facility. The balance of $19,000 in other long-term liabilities at September 30, 2006 is comprised of long-term deferred tax liabilities.

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

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $363,000 in 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007.  The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005.

The following table illustrates the liability balance and activity related to the relocation and consolidation in the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Balance at beginning of period	$1,293	$101	$1,683	$15

Rent payments on abandoned facility	(214)	—	(665)	—
Adjustment for rent reduction	(131)	—	(131)	—
Severance payments	(6)	(58)	(23)	(98)
Additions to liability:
Accretion on rent	28	—	98	—
Accrued severance	—	4	8	130
Balance at September 30	$970	$47	$970	$47

Expensed as incurred:
Employee relocation	$2	$50	$46	$98
Facility moving costs	—	218	—	366
Adjustment for rent reduction	(131)	—	(131)	—
Other costs	28	10	98	6
Facility consolidation expense	$(101)	$278	$13	$600

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

Sales to MasterCard were approximately 41% and 30% of sales for the three months ended September 30, 2006 and 2005, respectively and were approximately 36% and 33% of sales for the nine months ended September 30, 2006 and 2005, respectively. The Company has an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag.  In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp hologram or HoloMag, both of which are supplied by the Company.  Sales to MasterCard of HoloMag have not been material in the three and nine month periods ended September 30, 2006 and are not expected to be material for the year. The agreement with MasterCard was amended on August 24, 2005, and expires on February 28, 2013, subject to automatic renewal thereafter. If we were to lose a substantial portion of our business with MasterCard without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from MasterCard or if we experience delays or cancellations of orders from MasterCard, our business, operating results and financial performance will be materially and adversely affected.

Sales of VISA holograms (which included HoloMag starting in the three month period ended September 30, 2005) to manufacturers of VISA transaction cards were approximately 28% and 42% of sales for the three months ended September 30, 2006 and 2005, respectively and were approximately 34% and 31% of sales for the nine months ended September 30, 2006 and 2005, respectively. Currently we are a supplier of the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards, although there can be no assurance that VISA will not discontinue or replace the Dove hot stamp hologram in the future. There can be no assurance that we will continue to be an authorized supplier of VISA security products, or that VISA authorized card maufacturers will continue to purchase the Dove hot stamp hologram, or any other security product, from us in the future.  To the extent sales of VISA Dove hot stamp holograms decline significantly from historical levels, our business, operating results and financial condition will be materially and adversely affected. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA-approved card manufacturers (the “VISA HoloMag Agreement”). On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag, VISA is informing its member financial institutions and authorized card manufacturers that (i) VISA will no longer approve VISA card designs which incorporate the current version of HoloMag, (ii) VISA strongly recommends that their members attempt to avoid further issuance of cards incorporating the current version of HoloMag and (iii) VISA recommends that their members follow an alternate card design incorporating a conventional magnetic stripe and Dove hot stamp hologram and VISA provided notice to us that it was revoking our right to produce HoloMag under the VISA HoloMag Agreement (the “VISA Decision”).  In its correspondence to us relating to HoloMag, VISA also stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. VISA has recommended to its members that cards bearing the HoloMag product already in the market be replaced as soon as practical. Following the VISA Decision we ceased sales of VISA HoloMag to card manufacturers. By letter dated November 7, 2006, we were advised by VISA that effective immediately VISA was terminating the VISA HoloMag Agreement. We believe that we have been in compliance with the VISA HoloMag Agreement and that the HoloMag product complies with all standards and specifications contained in such agreement, and that VISA was not entitled to terminate such agreement as provided in its letter. We are continuing to evaluate VISA’s actions and claims.

We have invented a technology and methods of significantly reducing ESD and we have filed patent applications on these inventions. We have incorporated our invention into our HoloMag product and our testing shows that our second generation HoloMag product generally exhibits no more ESD than a standard black magnetic stripe. We are currently offering to customers a second generation version of HoloMag and anticipate shipping the product in limited quantities in early 2007, although  no assurance can be given that such second generation version of HoloMag will be accepted by our customers.

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered reasonably assured.  In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries.  The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product. The Company generally provides replacement product for up to 180 days from original shipment as a warranty for defective product. Shipping and handling amounts billed to customers are included in sales and amounted to $182,000 and $283,000 for the three months ended September 30, 2006 and 2005, respectively.  Shipping and handling amounts billed to customers in the nine months ended September 30, 2006 and 2005 amounted to $739,000 and $546,000 respectively. Shipping and handling costs are included in selling and administrative expenses.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for the Company’s corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. The Company also includes the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses. The cost of shipping and handling is included in selling and administrative expenses and amounted to $246,000 and $314,000 for the three months ended September 30, 2006 and 2005, respectively, and $860,000 and $627,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In the first quarter of 2006 we modified our assumption of the expected term from that used under FAS 123 to reflect an estimated reduction in the amount of time that options granted will remain outstanding as a result of our historical trends. We increased our expected volatility based on recent events which resulted in significantly higher volatility than in previous periods. Under FAS 123R we are required to estimate forfeitures rather than recording forfeitures when they occur as previously permitted. Our estimated forfeiture rate was determined by reviewing historical trends. We will continue to review our Black-Scholes assumptions and modify them as needed in the future. Changes in these assumptions may lead to variations in the compensation expense that we record in future periods.

In the three and nine months ended September 30, 2006, operating income was reduced by $275,000 and $793,000, respectively, for stock-based payment compensation expense for both stock options and restricted stock. Stock-based compensation in the third quarter affected cost of goods sold by $69,000, selling, general and administrative expenses by $171,000 and research and development expenses by $35,000. Stock-based compensation for the nine months ended September 30, 2006 affected cost of goods sold by $192,000, selling, general and administrative expenses by $502,000 and research and development expenses by $99,000. Stock-based compensation expense reduced our quarterly and nine month net income by $195,000 and $496,000, respectively, and our basic and fully diluted earnings per share by $0.01and $0.03, respectively, for the three and nine month periods ended September 30, 2006. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006.

Impact of the VISA Decision

In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the carrying value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. During the three months ended September 30, 2006 we evaluated these provisions and determined that the amounts previously recorded for potential non-ESD related warranty claims and the allowance for doubtful accounts were still appropriate. We will continue to review our estimates on an ongoing basis as a part of our closing process and make appropriate changes to our reserve levels based upon the facts at the time. Certain shipments of HoloMag that were completed and invoiced during the quarter ended March 31, 2006 were not recognized as revenue as the collection of these amounts was not considered probable as a result of the VISA Decision. Subsequent to completing and filing our financial statements for the three months ended March 31, 2006 approximately $0.9 million and $0.2 million was collected and accordingly the revenue was recorded in the quarter ended June 30, 2006 and September 30, 2006, respectively. Approximately $1.2 million remains uncollected at September 30, 2006. Revenue will be recognized in the future in the event that additional amounts are collected. Additionally as a result of the VISA Decision, in the nine months ended September 30, 2006 we wrote-off approximately $0.8 million of overhead costs that were not absorbed into inventory and approxiamtely $0.3 million of costs that were on the balance sheet relating to a terminated manufacturing project.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Sales.  Sales decreased by $2.4 million, or 26.8%, from $9.0 million for the three months ended September 30, 2005 to $6.6 million for the three months ended September 30, 2006.  The decrease was primarily due to lower sales to the transaction card market, in particular lower sales of our HoloMag™ integrated holographic magnetic security stripe product to manufacturers of Visa transaction cards as a result of the VISA Decision as described above. Partially offsetting this decline was an increase in sales to the identity document market. As a result of the VISA Decision we currently expect that sales in the quarter ending December 31, 2006 will be substantially less than sales in the comparable prior year period.

Cost of Goods Sold, excluding depreciation and amortization.  Cost of goods sold decreased by $0.9 million, from $4.2 million for the three months ended September 30, 2005 to $3.3 million for the three months ended September 30, 2006 primarily as a result of the volume decrease and cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey, partially offset by approximately $0.5 million of overhead costs that were not absorbed into inventory. Also included in the three months ended September 30, 2006 was approximately $0.1 million of stock-based compensation expense. As a percentage of sales, cost of goods sold increased from 47.2% for the three months ended September 30, 2005 to 50.3% for the three months ended September 30, 2006.

Selling and Administrative.  Selling and administrative expenses decreased $0.3 million from $2.2 million for the three months ended September 30, 2005 to $1.9 million for the three months ended September 30, 2006. As a percentage of sales, selling and administrative expenses increased from 25.0% for the three months ended September 30, 2005 to 29.7% for the same period in 2006.  The decrease in expenses was primarily due to reduced salaries and related costs and a reduction in bad debt expense resulting from a reduction in the allowance for doubtful accounts partially offset by higher costs for outside services and increased costs associated with being a public company. Also included in the three months ended September 30, 2006 was approximately $0.2 million of stock-based compensation expense. The increase in costs as a percentage of sales was primarily due to the volume decrease partially offset by lower selling, general and administrative costs.

Research and Development.  Research and development expenses increased $0.1 million from $0.3 million for the three months ended September 30, 2005 to $0.4 million for the same period in 2006 primarily as a result of higher research and development costs associated with the invention to reduce ESD and development of the second generation HoloMag product as well as higher product testing costs for new product applications. Also included in the three months ended September 30, 2006 was approximately $35,000 of stock-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization amounted to $0.1 million for the three months ended September 30, 2005, and 2006.  Higher depreciation expenses resulting from additions to fixed assets during the fourth quarter of 2005 and first three quarters of  2006 at the Robbinsville, New Jersey facility were offset by the reversal of a portion of the anticipated costs previously recorded for renovation of the vacated facility in Elmsford, New York as a result of a settlement with the buildings owner.

Facility Consolidation Expenses. Facility consolidation expenses, in the three months ended September 30, 2006 and September 30, 2005 amounted to ($0.1) million and $0.3 million, respectively. The credit for the three months ended September 30, 2006 resulted from expenses related to employee relocations and additional expenses incurred on the abandoned facility rent which were more than offset by the impact of a settlement with the owner of the abandoned facility in Elmsford, New York that reduced the remaining rent owed under our lease by 10%. Costs recorded in the prior year period were primarily for employee severance, employee relocation and moving of equipment to the Company’s new facility in Robbinsville, New Jersey.

Interest Income.  Interest income increased $82,000 from $61,000 for the three months ended September 30, 2005 to $143,000 for the three months ended September 30, 2006 due to higher average balances of cash and cash equivalents and higher interest rates in effect during the current period.

Income Taxes. The provision for income taxes decreased $0.4 million from $0.7 million in the three months ended September 30, 2005 to $0.3 million in the three months ended September 30, 2006. As a percentage of Income before taxes, the provision for income taxes decreased from 40.0% in the three months ended September 30, 2005 to 29.1% in the three months ended September 30, 2006. The decrease in the provision was due to the effect of lower income before income taxes as well as adjustments recorded in the three months ended September 30, 2006 for estimated deductions and credits for the full year 2006 and adjustments to the provision for the actual deductions and tax credits that we recorded when filing our 2005 income tax returns which differed from those in the income tax provision at September 30, 2005. The 10.9 percentage point change in the provision as a percentage of income before income taxes resulted from these adjustments.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales.  Sales increased by $2.7 million, or 12.1%, from $22.2 million for the nine months ended September 30, 2005 to $24.9 million for the nine months ended September 30, 2006.  The increase was primarily due to higher sales of our HoloMag™ integrated holographic magnetic security stripe product to customers in the transaction card market  including sales to VISA card manufacturers which amounted to $4.2 million in the nine months ended September 30, 2006, an increase of $1.9 million over the comparable prior year period. We had recognized $3.1 million of VISA HoloMag revenues in the quarter ended March 31, 2006 prior to the VISA Decision and also recognized $0.9 million and $0.2 million of revenue in the periods ended June 30, 2006 and September 30, 2006, respectively relating to amounts collected in those periods on VISA HoloMag shipments made in the quarter ended March 31, 2006 that was not recognized as revenue at that time due to the VISA Decision as described above. In the nine months ended September 30, 2006 we also experienced growth of several products for the transaction card market as well as in the product authentication market which was partially offset by a decline in sales to the identity document market generally as a result of the timing of changes in customer programs.

Cost of Goods Sold, excluding depreciation and amortization. Cost of goods sold increased by $1.7 million, from $10.2 million for the nine months ended September 30, 2005 to $11.9 million for the nine months ended September 30, 2006 primarily as a result of the volume increase, additional inventory charges as a result of the VISA Decision, additional overhead costs that were not absorbed into inventory partially offset by lower fixed costs resulting from the consolidation of facilities in Robbinsville, the reduction of costs relating to a negotiated settlement with a vendor and the elimination of duplicate facility costs incurred in 2005. Also included in the nine-months ended September 30, 2006 was approximately $0.2 million of stock-based compensation expense. As a percentage of sales, cost of goods sold increased from 45.9% for the nine months ended September 30, 2005 to 47.7% for the nine months ended September 30, 2006.

Selling and Administrative.  Selling and administrative expenses increased $0.7 million from $6.4 million for the nine months ended September 30, 2005 to $7.1 million for the nine months ended September 30, 2006. As a percentage of sales, selling and administrative expenses decreased from 28.7% for the nine months ended September 30, 2005 to 28.4% for the nine months ended September 30, 2006. The increase in expenses was primarily due to higher legal costs, higher benefit costs and higher salaries and wages partially offset by lower variable compensation costs and lower bad debt expense. Also included in the nine-months ended September 30, 2006 was approximately $0.5 million of stock-based compensation expense.

Research and Development.  Research and development expenses increased $0.4 million from $0.9 million for the nine months ended September 30, 2005 to $1.3 million for the same period in 2006 primarily as a result of higher research and development costs associated with the invention to reduce ESD and development of the second generation HoloMag product as well as higher salaries and wages due to manpower additions. Also included in the nine-months ended September 30, 2006 was approximately $0.1 million of stock-based compensation expense.

Depreciation and Amortization.  Depreciation and amortization decreased $0.2 million from $0.8 million for the nine months ended September 30, 2005 to $0.6 million for the same period in 2006. The decrease was primarily due to a negotiated settlement of the restoration costs associated with the abandoned facility in Elmsford, New York and the write-off of certain assets used at the Elmsford, New York facility prior to its closure in connection with the consolidation of the Company’s operations into its new facility in Robbinsville, New Jersey.

Facility Consolidation Expenses. Facility consolidation expenses decreased $0.6 million from the nine months ended September 30, 2005. Expenses in 2006, which related primarily to employee relocations and accretion costs on the Elmsford, New York abandoned facility rent, were offset by a credit recorded which resulted from a negotiated settlement with the owner of the Elmsford facility which reduced the amount of rent owed by 10%. The expenses in 2005 were principally for moving of machinery and equipment, employee relocation and severance as a result of the consolidation of facilities into Robbinsville, New Jersey.

Interest Income.  Interest income increased $0.1 million from $0.2 million for the nine months ended September 30, 2005 to $0.3 million for the nine months ended September 30, 2006 due to higher average balances of cash and cash equivalents and higher interest rates in effect during 2006.

Income Taxes. The provision for income taxes increased $0.2 million from $1.4 million in the nine months ended September 30, 2005 to $1.6 million in the nine months ended September 30, 2006. As a percentage of Income before taxes, the provision for income taxes decreased from 40.0% in the nine months ended September 30, 2005 to 37.4% in the nine months ended September 30, 2006. The increase in the provision was due to the effect of higher income before income taxes partially offset by the impact of adjustments recorded in the three months ended September 30, 2006 for estimated deductions and credits for the full year 2006 and adjustments to the provision for the actual deductions and tax credits that we recorded when filing our 2005 income tax returns which differed from those in the income tax provision at September 30, 2005. The 2.6 percentage point decrease in the provision as a percentage of income before income taxes resulted from these adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had $13.5 million in cash and cash equivalents and working capital of $17.8 million.

The Company’s operating activities provided cash of $4.2 million for the nine months ended September 30, 2006, compared to a use of cash $0.1 million for the nine months ended September 30, 2005. The increase in cash in 2006 was primarily due to net income of $2.7 million adjusted for non-cash costs of $0.3 million as well as decreases in accounts receivable and inventories, a tax receivable as a result of overpaying estimated income taxes in 2005 partially offset by decreased accounts payable and accrued liabilities. For the nine months ended September 30, 2005 cash increased primarily as a result of net income of $2.2 million adjusted for non-cash costs of $1.2 million and higher accounts payable partially offset by higher inventories and accounts receivable all due to the growth in sales experienced in that time period. Investing activities for the nine months ended September 30, 2006 provided no cash primarily as a result of the return of progress payments made to the manufacturer of a special machine that was not accepted by the Company offset by capital expenditures in the nine-month period. Investing activities in the nine months ended September 30, 2005 amounted to a use of $2.2 million of cash as a result of capital expenditures of $4.2 million partially offset by the sale of short-term investments of $2.0 million. Financing activities for the nine months ended September 30, 2006 and 2005 provided cash of $0.2 million and $0.4 million, respectively due to the exercise of stock options.

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

During the quarter ended September 30, 2006 we entered into an amendment to the lease on the Elmsford, New York facility. Under the terms of the amendment, we and the buildings owner agreed to (i) a ten percent (10%) reduction of the fixed annual rent retroactive to April 1, 2006, (ii) the payment of $100,000 as a contribution towards the cost of demolition and restoration of the facility, (iii) the Company provided a letter of credit in favor of owner in the amount of $789,606.80 in the event of an un-cured default of payments under the lease agreement, and (iv) acceleration of payments by the Company under the lease agreement in the event the facility is sub-leased. The base rent on the lease in Elmsford, New York following the amendment is $671,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005. As a result of the terms of the amendment in the quarter ended September 30, 2006, we revised these costs to reduce the remaining rent and eliminate the estimated sublease income which resulted in a reduction in the facility consolidation expense of $0.1 million.

We completed the move and consolidation of our operations into the Robbinsville, New Jersey facility in 2005. We recorded costs totaling $3.0 million in 2004 and 2005 relating to the consolidation and expect to record additional costs amounting to $0.2 million in 2006 and $0.4 million in 2007. Of the costs recorded to-date we expect to pay approximately $2.0 million in cash ratably from the first quarter of 2006 through the fourth quarter of 2007. Expenses incurred for the consolidation were primarily associated with the Elmsford lease, vacating the facility, relocating and terminating certain employees, moving equipment and other related expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings and ensure information required to be included by the Company in reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Overview.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 22, 2006, the Company held its annual meeting of stockholders.  For more information on the following proposals, refer to the Company’s proxy statement dated July 24, 2006, the relevant portions of which are incorporated herein by reference.

1.               The stockholders elected each of the five nominees to the Company’s Board of Directors who will serve until the 2007 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Withheld
Kenneth H. Traub	17,552,253	412,475
Salvatore F. D’Amato	17,644,354	320,374
Fred J. Levin	17,923,754	40,974
Jordan S. Davis	17,844,054	120,674
Richard L. Robbins	17,929,453	35,275

Total	17,964,728

2.               The stockholders ratified the selection of PricewaterhouseCoopers LLP as the registered public accounting firm of the Company:

For	17,943,736
Against	19,361
Abstain	1,631
Broker Non-vote	0
Total	17,964,728

ITEM 6.  EXHIBITS

10.1         Amendment dated as of September 12, 2006 by and between American Bank Note Holographics, Inc. and Mack-Cali CW Realty Associates L.L.C. to the Lease Agreement between the American Bank Note Holographics, Inc. and the Robert Martin Company, Mack-Cali’s predecessor in interest, dated July 23, 1992, as amended pursuant to the First Amendment dated August 19, 1993.

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

Date: November 14, 2006