Form 10-K
period 2006-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2007-03-30
CIK 1052489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES  ☐    NO  ☒

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2006, was approximately $32,863,000. Shares of common stock held by each officer and director and by each person who controls 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The aggregate number of shares of common stock, $.01 par value, outstanding on March 23, 2007 was 19,034,138.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K will be filed with the Commission within 120 days after the fiscal year ended December 31, 2006.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

2006 Form 10-K

Part I.

Item 1.	BUSINESS.

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces, markets and sells holograms and products incorporating holograms. Our mission is to address the escalating global problem of product and document counterfeiting with high quality authentication devices and related products and services for brand owners and governments. Our products are used primarily in security applications including authentication of transaction cards, identity documents, documents of value and various consumer products. We operate in one reportable industry segment. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are used by over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Citicorp, Sears, Nordstrom, Janssen-Cilag, Eli Lilly, Genomma, Quaker State, Roshfrans, Sony, Oki Data, Raytheon, Nike, Reebok and Prince as well as the United States government and other governments and companies. We also produce non-secure holograms for design and promotional applications.

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

•	3-D Imagery—an image that has three dimensions and gives the illusion of depth or varying distances.

•	TrueColor—a holographic image that gives the illusion of color.

•	Parallax—images created on different planes that move in relation to one another when viewed from different angles.

•	Secondary Flip Image—an image that appears and disappears when viewed at certain angles.

•	Diffractive Mercurial—a bright, sharp, color shifting two-dimensional image.

•	Animation—a two or three-dimensional image that gives the illusion of motion.

•

covert features—hidden features that can only be detected with high-powered microscopes or specialized readers can be incorporated into a hologram to make it more difficult to counterfeit, facilitate verification in the field and support forensic investigation. Covert features that we offer include:

•	Hidden Latent Image—a hidden element within a holographic image that is machine-readable only with a proprietary reader.

•	HoloScan™—our hidden machine readable code within a holographic image that can be read with special readers.

•	Micro Imagery—text or a logo within a holographic image that is visible only under magnification.

•	Nano Imagery—microscopic text or a logo within a holographic image that is visible only with high-powered magnification.

•	physical features—features that can be combined with holographic materials to increase the security of the holographic product. Physical features that we offer include:

•	HoloMagTM—an integrated hologram and magnetic stripe.

•

Micro-demetallization—a feature whereby a designed portion of the vacuum deposited aluminum materials are removed from the holographic film to create additional unique features that can be used to differentiate and authenticate the materials. This can be used to create see through screens, additional micro text in the metallization layer, and images that are only visible under magnification.

•

Tamper Apparent—an invisible feature used in labels which when combined with the holographic image will act as a self destructive layer and produce a predictable release pattern that indicates that a product has been tampered with or altered. This release pattern can be in the form of a customized or generic design.

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

Holographic Hot-Stamp Patch. Our largest source of revenue since our inception has been security holograms embossed into hot-stamp foil for transaction card authentication. Holographic hot-stamp patches can also enhance the design and branding of a card. Our customers for this product include the issuers or manufacturers of MasterCard, VISA, American Express, Diners Club, Sears and various other retail and payment cards. We are the market leader in this segment and have developed a secure, global distribution system for secure holograms to the payment card industry.

HoloMagTM. HoloMag is an integrated holographic magnetic stripe. HoloMag significantly enhances the security of a card with overt, covert and machine readable security features. HoloMag also can support the branding objectives of card issuers with attractive imagery on the magnetic stripe while freeing up space on the front of cards.

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

HoloCapTM. HoloCap is our innovative approach to sealing bottles or containers with a higher level of security. Utilizing an induction seal process, this application provides for authentication, tamper-resistance and branding. A holographic layer becomes part of the seal itself. HoloCap can be combined with other security features to create an effective approach for the security needs of a wide range of sealed products.

Holographic Shrink Sleeves. We have developed a heat-shrink seal with an integrated holographic stripe that can be applied to the lids of bottles to deter product fraud and tampering. By including overt and covert security features within the hologram, a customized tamper-apparent break pattern and an embedded black light verification system, our holographic shrink sleeves provide manufacturers of bottled goods with a tool to combat criminals that, at the same time, can be easily integrated into a customer’s existing manufacturing operations.

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

Strategy

Protect and Enhance Our Position in Our Core Transaction Card Business. We hold a leadership position in the market for holograms on transaction cards as a result of our relationships with leading transaction card companies and many of the major security card manufacturers. We intend to maintain our leadership position in the card industry through excellent customer service and the distribution of new products that address the security needs and design objectives of this market.

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

Control Costs. We have invested in more efficient operations and prudently manage our expenses to strengthen our competitive position and enhance profitability.

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

Acquire Strategic Companies and Assets. We will be pursuing prospective strategic acquisitions and partnerships in order to diversify our product line and customer base, achieve scale efficiencies, and strengthen our position as an integrated supplier of products and services that authenticate, protect and enhance critical and valuable documents, products and brands.

Production Processes

We are one of the most experienced security production companies in the holographic industry. In our high-security facility in Robbinsville, New Jersey we operate a holographic design studio, seven holographic origination laboratories, a recombining operation, electroforming, plate making, twenty-two mass replication lines, converting and finishing operations as well as extensive quality control and security procedures. Additionally the facility houses our high security warehouse and shipping and receiving areas.

Our production process is integrated to handle most aspects of production, including materials sourcing, processing, finishing, packaging, storage and logistics. We generally design and originate our own holograms in our facility in Robbinsville, New Jersey. We subcontract certain production functions or products, including HoloMag, to third parties. The production process for holograms produced by us consists of the following steps:

Design

The first step of the production process is the design of the hologram. In our art department, our experienced personnel work with the customer to develop a conceptual design that incorporates the necessary features, both security and non-security, to satisfy the customer’s requirements.

Origination

After the design has been completed, various laser-ready components (digital data, three-dimensional sculpture, flat art, etc., referred to as “information”) are delivered to our holographic origination studios.

The conversion from information to hologram is based on our ability to record light in an organized format. Coherent light, which is delivered by a laser, is best understood as light, which has one wavelength of the visible spectrum and possesses a high degree of organization. The coherent light is split into two beams (the object beam and the reference beam) and directed toward photo-resist treated glass. The object beam is interfered with by the information before continuing its travel toward the photo-resist treated glass. The reference beam is not interfered with and travels directly toward the photo-resist treated glass.

The object beam then interferes with the reference beam, creating an interference pattern, which is recorded on the light sensitive photo-resist glass. After developing the photo-resist glass, the film is re-illuminated approximating the original angle(s) of the reference beam. The resulting interference pattern within the film reflects some of the light, striking it into a re-creation of the pattern of light that originally came from the object beam, due to a property of light called diffraction. The reflected light, now organized and containing all information that the object beam once carried, allows the viewer to see all of the information in three dimensions, true color or with other desired effects. There are less complex methods of creating a hologram origination than the process described above. However, in our opinion, the above process produces the clarity, depth perception, movement and mass replication properties that are essential components of our secure holograms. We believe that certain competitors in the security sector may use similar processes among others.

We have invented and patented a novel method of holographic origination that produces high resolution images and unique features which complement our deep capabilities in classical laser interference holography. This method uses state of the art complex computer algorithms and proprietary equipment to generate unique visual and security features that cannot be obtained with classical holography. This method enables us to provide greater flexibility in security features and design, particularly when combined with other imaging techniques we deploy.

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

The step and repeat process may be achieved through either optical replication or mechanical replication. Optical replication is accomplished by repeatedly exposing the original image one by one into the photo sensitive resist plate along with any registration marks. The image and mark are placed onto the plate with a high degree of accuracy. Mechanical replication is accomplished by forming surface relief copies of a one-up master in an ultraviolet light curing system and then repeating the process for each required image in a multi-image version.

Mass Production

Manufacturing specifications are determined in collaboration with the customer. We typically enter into production planning with the customer where drawings and overall specifications are written and distributed to the various production and quality control departments.

We employ three methods of mass-production of holograms. Hard embossing transfers images to an aluminum foil/polyester substrate through heat and pressure using steel cylinders. Heat and pressure on the holographic plate force the holographic image into the foil, which is then further processed into the final product. Soft or compliant embossing generally permits embossing into coated, pre-metallized films with heat and pressure re-forming the surface of the coating using one steel and one compliant cylinder to replicate the imagery. The material is then metallized using a vacuum deposition process and further processed into final product.

The other method of mass production we employ is casting. We developed a proprietary casting method involving ultraviolet curing, which we refer to as In-Situ Polymeric Replication. Using this method, a polymer is transferred to a substrate (polyester, polypropylene, etc.) which is then put in contact with the holographic plate and cured using ultraviolet light so that holographic imagery is captured in the polymer and replicated. The material is then metallized using a vacuum deposition process.

Finishing for each of these methods may include some combination of metallization or other vacuum deposition, demetallization, application of coatings and adhesives, magnetic coating, slitting, sheeting, die-cutting, lamination and custom printing, encoding or numbering. The completed holographic material may then be applied to the customer’s product.

We perform the above processes through a combination of our internal production resources and outside subcontractors.

Procurement of Key Materials and Products

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc. an ITW Company, with whom we have a supply contract. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

Quality

Through an extensive quality assurance program, we continually make improvements to our processes through the use of an effective and efficient business management system.

In 2005, we moved and consolidated our ISO-certified facilities from Elmsford, New York and Huntingdon Valley, Pennsylvania into a new facility in Robbinsville, New Jersey. (See “Manufacturing Facilities” below and “Item 2. Properties”). We have continued to employ the same quality policies and procedures in our facility in Robbinsville, New Jersey, and we have introduced additional management systems to comply with new ISO requirements. After the facility consolidation was complete, we began preparing for the ISO 9001-2000 certification process for our Robbinsville, New Jersey facility and have scheduled our 3rd party ISO recertification audit for April 2007.

We are also planning to implement Six Sigma, a process of continuous improvement that involves all of our functional areas, as well as the use of and role of statistics. We will be training certain employees on Six Sigma, which will be followed by black belt and green belt certification for certain employees. These employees will then further drive and support our Six Sigma initiatives well into 2008.

Information Technology

We have an integrated Enterprise Resource Planning (ERP) system that provides essential information for management decision making. Since systems such as ERP are integrated in the initiating, authorizing, processing and reporting of financial data, key IT projects that we are focusing on in 2007 include ERP System improvements, compliance with the Sarbanes-Oxley (SOX) 404 Act, implementation and integration of a Warehouse Management System, implementation and integration of a Customer Relationship Management System and enhancement to our corporate e-mail messaging system including e-mail archiving.

Research and Product Development

We have devoted significant attention to research and product development to continue to enhance our origination, replication and mass production capabilities as well as the features and performance of our products. Our research and development has enabled us to create new technologies and proprietary production processes and to deliver innovative products to the marketplace. We intend to continue to make on-going investments in research and development in order to develop better solutions for our customers’ requirements, create features which differentiate our products from those of our competitors and develop and improve processing techniques to improve the quality and reduce the costs of our products.

Research and development expense amounted to $1.6 million in 2006 and $1.3 million in each of 2005 and 2004.

Manufacturing Facilities

We lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey. The facility is a high-security building and has undergone substantial construction to meet our specialized operational and security requirements. The Robbinsville, New Jersey facility is the site for our primary operations. We have also acquired and installed additional equipment and technology in the Robbinsville facility in order to broaden our capabilities to serve our target customers, expand capacity, become more vertically integrated and improve efficiency. The facility provides substantial room for expansion. Additionally we lease a 30,000 square foot facility in Huntingdon Valley, Pennsylvania as a secondary manufacturing and secure storage facility. See “Item 2. Properties.”

Sales and Marketing

In 2006, we provided holographic products to over 200 customers worldwide. The majority of these customers are manufacturers of secure transaction cards. We are the exclusive supplier of holograms to MasterCard and an authorized manufacturer of VISA Dove holograms for sale to approved manufacturers of VISA cards. In 2006, we supplied holographic magnetic stripes for VISA, MasterCard, American Express and Diners Club cards. See Item 1A. “Risk Factors – We depend on sales to transaction card companies for a substantial portion of our revenue, the loss of which would have a material adverse effect on our business.” In addition, we supply holograms to Citicorp, Sears, Nordstrom, Janssen-Cilag, Eli Lilly, Genomma, Quaker State, Roshfrans, Sony, Oki Data, Raytheon, Nike, Reebok and Prince as well as the United States government and other governments and companies.

We currently employ a Vice President of Sales, a Vice President of Marketing and Corporate Development, a Director of Customer Service, two full-time, incentive-compensated salespeople, two customer service personnel and two technical service representatives. We also utilize incentive-based international sales agents around the world.

Our sales process generally involves identifying a customer need, designing a solution for the customer need, creating samples for customer evaluation and testing, negotiating specifications and terms and conditions and closing the sale. Most of our target customers are transaction card issuers, government agencies that issue secure credentials, as well as pharmaceutical companies and other brand owners that are seeking to protect the authenticity of their products. The sales process is generally at least three months, and in some cases, the sales process can last several years.

Pricing decisions are generally made centrally by our operating executives. We focus some of our marketing efforts on trade shows such as the Card Tech/SecureTech, Interphex, Cartes and a number of other security industry conferences around the world.

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

Employees

As of March 23, 2007, we employed 111 persons of which 57 are covered by a collective bargaining agreement. We consider our relations with our employees to be good. We are party to a collective bargaining agreement with Paper, Allied-Industrial, Chemical & Energy Workers International Union Local 286 (“Local 286”) which has a five year term and will expire on January 28, 2010. Prior to our consolidation in Robbinsville, New Jersey we also had employees covered by an agreement with PACE International Union Local 1-0318. In connection with our move to Robbinsville, New Jersey, we entered into a closure agreement with Local 1-0318, dated March 19, 2005, that provided for the termination of the contract with Local 1-0318.

Executive Officers and Directors

The following table sets forth certain information concerning our directors, executive officers and other key employees as of March 23, 2007:

Name	Age	Position(s)
Directors, Executive Officers:
Kenneth H. Traub	45	President, Chief Executive Officer and Director
Salvatore F. D’Amato	78	Chairman of the Board
Mark J. Bonney	53	Executive Vice President, Chief Financial Officer and Secretary
Jordan Davis*	45	Director
Fred J. Levin*	44	Director
Richard L. Robbins*	66	Director

*	Member of the audit and compensation committees.

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

Jordan S. Davis has served as a director since May 2005. Mr. Davis has been a Managing Partner of Radius Ventures, a venture capital firm since 1996. Mr. Davis also serves on the boards of directors of Health Language, Inc., Impliant, Inc. and Zettacore, Inc., each a portfolio company of Radius Ventures. Mr. Davis earned an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University in 1986 and a B.A. in Economics from The State University of New York at Binghamton in 1983.

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

Richard L. Robbins has served as a director since August 2006. Mr. Robbins served from October 2003 through January 2004 as Senior Vice President, Financial Reporting of Footstar, Inc., a nationwide retailer of footwear. He was Senior Vice President Financial Reporting and Control and Principal Financial Officer of Footstar, Inc. from January 2004 until March 2006. Footstar, Inc. filed for bankruptcy protection in March 2004 and emerged from bankruptcy in February 2006. From July 2002 to October 2003, Mr. Robbins was a partner in Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, Mr. Robbins was a partner of Arthur Andersen LLP. Mr. Robbins is currently a member of the board of directors of BioScrip, Inc. a provider of comprehensive specialty pharmacy and pharmacy benefit management services and of Vital Signs, Inc., a manufacturer of medical products.

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

William C. Morwald is our Vice President of Quality & Product Management. Mr. Morwald joined ABNH in 1984 and has served in his current role since January 2003. Mr. Morwald has served in numerous capacities with ABNH including manufacturing, quality and product management.

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

Available Information

Our investor relations website is accessable through http://www.abnh.com. We make available on this website under the caption “Investor Relations (SEC Filings)” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or submit such materials to the Securities and Exchange Commission. Also available on our website under the caption “Investor Relations” (“Corporate Governance”) is our Code of Business Conduct and our Code of Ethics. The SEC maintains an internet site that contains reports, proxy and other information statements, and other information that the Company files electronically with the SEC (http://www.sec.gov). Additionally, the public may read and copy materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

A significant portion of our business is derived from orders placed by certain transaction card companies and manufacturers of transaction cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to transaction card companies and manufacturers of transaction cards accounted for approximately 84% and 86% of our total sales in 2006 and 2005, respectively. The traditional hot stamp hologram that we have supplied for many transaction cards has been our primary source of revenue for over twenty years. Certain customers began to transition from the hot stamp hologram to an integrated holographic magnetic stripe (“HoloMag”) that we supply and have cancelled plans to make this transition, due to a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the first generation of HoloMag. These customers have continued to purchase the traditional hot stamp hologram we supply. As a result of being advised of the ESD issue and in response to requests from customers we developed a second generation HoloMag product that addresses ESD. We are currently offering to customers a second generation version of HoloMag and began shipping the product in limited quantities in early 2007, although no assurance can be given that such second generation version of HoloMag will be accepted by our customers. Further there can be no assurance that a competitor of ours will not develop an acceptable product that is adopted by our customers. To the extent that our sales of the traditional hot stamp patch holograms decline without replacing such sales with sales of new products, our business, operating results and financial condition would be materially and adversely affected.

VISA terminated the HoloMag program in 2006 and we do not expect any HoloMag sales to VISA in 2007. Additionally, we depend on sales of hot stamp holograms to VISA authorized card manufactures for a substantial portion of our revenue, the loss of which would have a material adverse effect on our business.

Sales to manufacturers of VISA transaction cards were approximately 35% and 37% of sales for the years ended December 31, 2006 and 2005, respectively. Currently we are an authorized supplier of the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA approved card manufacturers. We began shipping HoloMag to VISA authorized card manufacturers in the second half of 2005. On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove hot stamp hologram or the Mini Dove hot stamp hologram, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. Sales of VISA products to VISA authorized card manufacturers in 2006 and 2005 were as follows:

	2006	2005
	(Dollars in thousands)
Product
Hot stamp holograms	$6.0	$5.8
HoloMag	5.4	6.1

Total	$11.4	$11.9

Sales of HoloMag to VISA authorized card manufacturers are not expected to continue in 2007.

Sales of the hot stamp holograms to VISA authorized card manufacturers are expected to continue in 2007. If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected.

VISA informed us that they would seek indemnification for costs incurred for a remediation program they implemented when ceasing the HoloMag program.

In VISA’s March 2006 correspondence to us at the time it ceased the HoloMag program, VISA stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and continue to discuss the matter with VISA. We believe that we have complied with the VISA HoloMag Agreement and that the HoloMag product complied with all standards and specifications contained in such agreement and we are continuing to evaluate VISA’s actions and claims and discuss the matter with VISA. In the event that VISA or other third parties assert claims against us our financial condition and results of operations may be adversely affected.

We depend on sales to MasterCard for a substantial portion of our revenue, the loss of which would have a material adverse effect on our business.

Sales to MasterCard were approximately 35% and 31% of sales for the years ended December 31, 2006 and 2005, respectively. We have an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by the Company. Sales of HoloMag to MasterCard were not significant in 2006. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were no longer offering the first generation HoloMag product on newly issued cards due to a decrease in the demand for the product. To date, MasterCard has not approved the second generation HoloMag product. MasterCard has informed us that they are continuing to test the second generation HoloMag product. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter.

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

Our quarterly and annual operating results may fluctuate and the price of our common stock may change in response to those fluctuations.

Our quarterly and annual operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	market acceptance of second generation HoloMag,

•	timing of customer orders,

•	customer business cycles,

•	cancellation or expiration of customer contracts or programs,

•	card expiration patterns,

•	inventory replenishment,

•	increased competition,

•	changes in our and our competitors’ pricing policies,

•	changes in the cost of materials or labor,

•	cost and availability of the services of subcontractors,

•	costs of recruiting or relocating personnel,

•	increased research and development expenses,

•	expenses associated with litigation,

•	market acceptance of our products,

•	the time required for customer testing and evaluation,

•	costs associated with implementing changes in operations,

•	investments in new technology and equipment,

•	changes in facility requirements,

•	changes in our business strategy,

•	changes in reserve levels, and

•	general economic factors.

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

The holographic, magnetic tape and product security industries are highly competitive and highly fragmented. Our competitors, many of which are larger than us, may have greater financial and other resources than we do and may take away market share or compete with us on the basis of price, which may erode our prices and margins. Our industry has become increasingly competitive over the past several years as low cost foreign producers have entered our target markets, and low cost holographic producers that previously focused on non-security applications are increasingly competing in security applications. The holographic industry has also experienced consolidation, which has increased the breadth and scale of some of our competitors. Increasing competition in the market for our security holograms has resulted in declining sales prices for certain products including hot stamp holograms for transaction cards and certain product authentication labels. Competitive pressures may force us to reduce prices, which can adversely affect our results of operations.

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

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., an ITW Company, with whom we have a supply contract which was amended on July 26, 2006. Also at that time we negotiated a settlement with CFC International, Inc. that resulted in a reduction of our payable to them of approximately $1.0 million. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

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

While we have added significantly to our talent pool in recent years our future success continues to depend on our ability to attract and retain qualified:

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

Sales derived from customers outside the United States were 35% and 34% of our total sales in 2006 and 2005, respectively. All of our export sales are presently billed in U.S, dollars. Our international sales are subject to risks, including:

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

As of March 23, 2007, we had 19,034,138 shares of our common stock issued and outstanding and 3,033,722 additional shares of common stock reserved for issuance upon exercise of outstanding stock options. If the holders of shares of common stock acquired upon the exercise of outstanding options or the lapse of the sale restrictions on restricted stock grants were to sell a significant amount of their shares into the open market, the market price of our common stock could be adversely affected. The sales might also make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

Crane & Co. Inc. has certain rights which could adversely affect the market price of our common stock.

On June 30, 2000, we entered into a stock purchase agreement with Crane & Co., Inc. (“Crane”) under which Crane purchased 3,387,720 shares of our common stock. This stock is not currently registered for public resale, but may be sold (i) in privately negotiated transactions, (ii) pursuant to Rule 144 in the public market, and subject to the volume restrictions of Rule 144, or (iii) pursuant to a registration statement filed by the Company. Crane has the right to demand registration on Form S-3 in the event we are eligible to register securities on a Form S-3. Since our stock trades on the OTC Bulletin Board we are not currently eligible to register our securities on a Form S-3. Crane also has piggy-back registration rights which require us to register its stock in the event we file a registration statement to sell common stock. On November 30, 2005 we were informed by Crane & Co., Inc. of their intention to sell a portion or all of their shares in an orderly manner. If the sale of these shares is not conducted in an orderly fashion it could have a negative impact on the price of our common stock. If we are required to register Crane’s common stock, we will incur legal, accounting and other expenses associated with the registration and sale, and the registration and sale of Crane’s common stock may have an impact on the market for our common stock. As of March 23, 2007, Crane had not sold any of its shares of our common stock.

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

Future acquisitions may entail certain operational and financial risks.

Our growth strategy includes expanding our products and services, and we may seek acquisitions to strategically expand our business. We review from time to time potential acquisitions of businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including some or all of the following: substantial cash expenditures and capital investments; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities; amortization of certain intangible assets; difficulties in assimilating the operations and products of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; the inability to manage the growth expected for various acquisitions; potential loss of key employees of the acquired companies in the process of integrating personnel with disparate business backgrounds; and combining different corporate cultures.

We cannot assure you that any acquisition will result in long-term benefits to us or that our management will be able to effectively manage the acquired businesses. We may also incorrectly judge the value or worth of an acquired company or business.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

We maintain our principal secure hologram manufacturing facility in Robbinsville, New Jersey and a secondary facility is located in Huntingdon Valley, Pennsylvania. During 2005 we moved our headquarters and substantially all of our principal operations, including our design, engineering, research and development, holographic origination, plate making, manufacturing, distribution and quality control for numerous holographic products to our 134,000 square foot leased facility at Robbinsville, New Jersey. The initial lease term for this facility is through May 2017 and at the expiration of the lease, we have options to renew the lease for three consecutive five year periods and we also have an option to make an offer to purchase the building.

Our 30,000 square foot leased facility at Huntingdon Valley, Pennsylvania was vacated as part of the move and consolidation of operations in 2005. We re-opened this facility for certain manufacturing and secure storage during 2006. The lease on this facility expires in July 2007 and we are currently negotiating a potential extension.

From 2000 and until October 31, 2006 we maintained a 2,400 square foot leased facility at Dalton, Massachusetts dedicated to the production of security holograms. The facility was closed in 2006 and the production was transferred to our facility in Huntingdon Valley, Pennsylvania.

Our 57,200 square foot leased facility at Elmsford, New York was vacated and all operations previously conducted in the facility were transferred to Robbinsville, New Jersey in 2005. The lease on the facility expires in December 2007. During the quarter ended September 30, 2006 we entered into an amendment to the lease on the Elmsford, New York facility. Under the terms of the amendment, we and the building’s owner agreed to (i) a ten percent (10%) reduction of the fixed annual rent retroactive to April 1, 2006, (ii) the payment of $100,000 in full satisfaction of any obligation we had regarding the cost of demolition and restoration of the facility, (iii) we provided a letter of credit in favor of the owner in the amount of $789,606.80 in the event of an un-cured default of payments under the lease agreement, and (iv) acceleration of payments by us under the lease agreement in the event the facility is sub-leased.

Our Robbinsville, New Jersey facility is constantly monitored for security, and has uniformed security personnel on site, 24 hours a day, seven days a week. Our Director of Security is responsible for the physical security of each facility, access and egress, monitoring employee integrity, and safeguarding of machinery, materials, work-in-process and finished product until shipping. The security department witnesses material destruction and supervises the transfer of security shipments. Each facility is equipped with full perimeter alarms enhanced by window glass break sensors, internal motion detectors and closed circuit video monitoring of security sensitive areas. Our Huntingdon Valley, Pennsylvania facility is video-monitored remotely from Robbinsville on a 24 hour, seven days per week basis.

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

The following table sets forth the high and low closing prices of our common stock for each quarter of 2005, 2006 and the period from January 1 to March 23 of 2007.

	High	Low
2005
First Quarter	$3.62	$2.75
Second Quarter	4.13	3.60
Third Quarter	5.92	3.87
Fourth Quarter	6.95	5.05

2006
First Quarter	$6.40	$2.00
Second Quarter	3.67	2.50
Third Quarter	3.64	2.85
Fourth Quarter	3.30	2.65

2007
First Quarter (through March 23, 2007)	$3.18	$2.79

As of March 23, 2007, there were approximately 550 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

We have not paid cash dividends during the past two fiscal years. We have no plans or intentions of paying dividends in the foreseeable future.

COMPARATIVE STOCK PERFORMANCE

The Stock Price Performance Graph below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

The graph compares our performance from December 31, 2001 through December 31, 2006, against the performance of the Russell 2000 Index and our peer group for the same period. The peer group represented in the graph includes the corporations (other than the Company) that are in the Metal Heat Treating Group and who make up our SIC Code Index, a published index of which our group code is 3398.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 with respect to shares of our common stock which may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,950,000	$2.56	1,242,360
Equity compensation plans not approved by security holders (2)	1,863,000	$2.67	84,000

Total:	4,813,000	$2.62	1,326,360

(1)	Represents our 2000 and 2005 Stock Incentive Plans.

(2)	Represents our 1998 Stock Incentive Plan.

Material Terms of the 1998 Stock Incentive Plan

On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”). The 1998 Plan was adopted for the purpose of granting various stock incentives to our officers, directors, employees and consultants. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 1998 Plan. The total number of shares reserved for issuance under the 1998 Plan are 1,863,000 shares of common stock. Options to purchase 1,604,500 shares of common stock were outstanding under the 1998 Plan at December 31, 2006. The exercise price of options granted under the 1998 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 1998 Plan generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Material Terms of the 2000 Stock Incentive Plan

On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. The 2000 Plan was adopted for the purpose of granting various stock incentives to our directors, employees and consultants. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 2000 Plan. The total number of shares reserved for issuance under the 2000 Plan is 1,350,000 shares of common stock. Options to purchase 1,173,556 shares of common stock were outstanding under the 2000 Plan at December 31, 2006. The exercise price of options granted under the 2000 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 2000 Plan generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Material Terms of the 2005 Stock Incentive Plan

On August 8, 2005, we adopted the American Bank Note Holographics, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which was subsequently approved by our stockholders at our annual meeting on September 22, 2005. The 2005 Plan was adopted for the purpose of granting various stock incentives to our officers, directors, employees and consultants. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the 2005 Plan. The total number of shares reserved for issuance under the 2005 Plan is 1,600,000 shares of common stock. Options to purchase 255,666 shares of common stock were outstanding under the 2005 Plan at December 31, 2006. Also at December 31, 2006 we had issued and outstanding 133,500 shares of restricted stock under the 2005 Plan. The exercise price of options granted under the 2005 Plan may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the 2005 Plan generally become vested and exercisable for up to 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested.

Item 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2002	2003	2004	2005	2006 (a)
	(Amounts in Thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Revenue:
Sales	$18,665	$18,284	$21,263	$32,299	$32,522
Royalty income	555	48	13	20	10

	19,220	18,332	21,276	32,319	32,532
Costs and expenses:
Cost of goods sold, exclusive of depreciation and amortization (b)	8,926	8,279	9,161	19,368	15,779
Selling and administrative	7,136	6,518	7,070	8,850	8,996
Research and development	1,143	1,142	1,270	1,263	1,592
Depreciation and amortization	800	739	830	1,297	845
Facility consolidation			242	2,769	67
Impairment of goodwill and fixed assets (c)	9,298	—	—	—	—

	27,303	16,678	18,573	33,547	27,279

Operating (loss) income	(8,083)	1,654	2,703	(1,228)	5,253
Other income:
Interest, net	113	97	121	259	509
Patent settlement and other	691	—	178	—	—

	804	97	299	259	509

(Loss) income before provision (benefit) for income taxes	(7,279)	1,751	3,002	(969)	5,762
Provision (benefit) for income taxes	858	744	1,201	(388)	2,167

Net (loss) income	$(8,137)	$1,007	$1,801	$(581)	$3,595

Net (loss) income per share: (d)
Basic	$(0.44)	$0.05	$0.10	$(0.03)	$0.19
Diluted	$(0.44)	$0.05	$0.10	$(0.03)	$0.18
Weighted average shares outstanding: (c)
Basic	18,484	18,484	18,489	18,593	18,893
Diluted	18,484	18,526	18,907	18,593	19,553

	December 31,
	2002	2003	2004	2005	2006
BALANCE SHEET DATA:
Working capital	$14,091	$16,054	$17,243	$13,556	$19,122
Total assets	20,130	21,020	25,211	29,484	30,968
Total debt	—	—	—	—	—
Total stockholders’ equity	16,442	17,449	19,314	19,310	24,129

(a)	We adopted FAS 123 (R) under the modified prospective method effective January 1, 2006 resulting in stock based compensation expense amounting to $1.0 million in 2006. Under the modified prospective method, we were not required to restate the prior year financial statements.

(b)	In the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million relating primarily to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and warranty.

(c)	As a result of our annual test for impairment of goodwill, we recorded an impairment charge of $7.4 million during the quarter ended December 31, 2002. As a result of our review of long-lived assets for impairment during the quarter ended December 31, 2002, we recorded an impairment charge of $1.9 million (see Note 1 of the Notes to the Financial Statements).

(d)	Diluted earnings (loss) per share would have been anti-dilutive for the years ended December 31, 2002 and 2005, if based on fully diluted shares adjusted to reflect stock options exercised.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We originate, produce, market and sell secure holograms and products incorporating secure holograms. Our products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. We operate in one reportable industry segment. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are sold to over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Citicorp, Sears, Nordstrom, Janssen-Cilag, Eli Lilly, Genomma, Quaker State, Roshfrans, Sony, Oki Data, Raytheon, Nike, Reebok and Prince as well as the United States government and other governments and companies. We also produce non-secure holograms for design and promotional applications.

Concerns regarding counterfeiting, piracy and other infractions that can result in lost sales, lost goodwill and product liability claims drive the use of product authentication holograms. Companies in various industries utilize holograms as authentication devices.

A significant portion of our business is derived from orders placed by certain transaction card companies and manufacturers of transaction cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to transaction card companies and manufacturers of transaction cards accounted for approximately 84% and 86% of our total sales in 2006 and 2005, respectively. The traditional hot stamp hologram that we have supplied for many transaction cards has been our primary source of revenue for over twenty years. Certain customers began to transition from the hot stamp hologram to an integrated holographic magnetic stripe (“HoloMag”) that we supply and have cancelled plans to make this transition, reverting back to the traditional hot stamp hologram due to a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the first generation of HoloMag. As a result of being advised of the ESD issue and in response to requests from customers we developed a second generation HoloMag product that addresses ESD. We are currently offering to customers a second generation version of HoloMag and began shipping the product in limited quantities in early 2007.

Sales to manufacturers of VISA transaction cards were approximately 35% and 37% of sales for the years ended December 31, 2006 and 2005, respectively. Currently we are an authorized supplier of the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA approved card manufacturers. We began shipping HoloMag to VISA authorized card manufacturers in the second half of 2005. On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove hot stamp hologram or the Mini Dove hot stamp hologram, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. Sales of VISA products to VISA authorized card manufacturers in 2006 and 2005 were as follows:

	2006	2005
	(Dollars in thousands)
Product
Hot stamp holograms	$6.0	$5.8
HoloMag	5.4	6.1

Total	$11.4	$11.9

Sales of HoloMag to VISA authorized card manufacturers are not expected to continue in 2007.

Sales of the hot stamp holograms to VISA authorized card manufacturers are expected to continue in 2007. If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected.

Sales to MasterCard were approximately 35% and 31% of sales for the years ended December 31, 2006 and 2005, respectively. We have an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by the Company. Sales of HoloMag to MasterCard were not significant in 2006. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were suspending the use of the first generation HoloMag product due to a decrease in the demand for the product. To date, MasterCard has not approved the second generation HoloMag product. MasterCard has informed us that they are continuing to test the second generation HoloMag product. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter.

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

Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product where the sale is contingent upon the customers’ use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at our on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered reasonably assured. At December 31, 2006 and 2005, accounts receivable from this customer totaled $2.4 million and $1.5 million, respectively. In certain cases we have agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries. We only accept returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product. We generally provide replacement product for up to 180 days from original shipment as a warranty for defective product. Shipping and handling amounts billed to customers are included in sales and amounted to $0.9 million, $0.9 million and $0.4 million in 2006, 2005 and 2004, respectively.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., an ITW Company, with whom we have a supply contract which was amended on July 26, 2006. Also at that time we negotiated a settlement with CFC International, Inc. that resulted in a reduction of our payable to them of approximately $1.0 million. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

During 2006, 2005 and 2004, export sales accounted for approximately 35%, 34% and 21%, respectively, of total sales. All of our export sales are presently denominated in U.S. dollars.

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

Cost of goods sold includes raw materials such as nickel, foils, films and adhesives; labor costs; manufacturing overhead; and hologram origination costs (which represent costs of a unique master hologram that is made to customer specifications and is an integral part of the production process). Cost of goods sold also includes the cost of certain processes that we outsource to third parties. As a result, costs of goods sold are affected by product mix, manufacturing yields, supplier prices and changes in the cost of raw materials and labor.

Selling and administrative expenses primarily consist of salaries, benefits and commissions for our corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. We also include the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses. These costs amounted to $1.1 million, $1.0 million and $0.5 million in 2006, 2005 and 2004, respectively.

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

We believe the following critical accounting policies impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition in Financial Statements”).” Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, we have shipped product where the sale is contingent upon the customers’ use of the product. In these situations, we do not recognize sales upon product shipment, but rather when the buyer of the product informs us that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at our on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered reasonably assured. In certain cases we have agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries. We only accept returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy (typically within 180 days of such sale) and generally replaces the product.

Customer advances represent payments received from customers for products which have not yet been shipped. These customer advances are classified as current liabilities on our balance sheets.

Shipping and handling amounts billed to customers are included in sales. Shipping and handling costs are included in selling and administrative expenses and amounted to $1.1 million, $1.0 million and $0.5 million in 2006, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current general business environment, the credit worthiness and current specific business conditions of our customers, and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantifies misstatements based on their impact on each of its financial statements and related disclosures. We adopted the provisions of SAB 108 during the fourth quarter of 2006 and the adoption had no effect on our financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that we have taken or expects to take with respect to a tax return. The pronouncement prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the financial statements. We will adopt the provisions of FIN 48 in the quarter ending March 31, 2007. We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, we recognize compensation expense over the remaining vesting period for all awards that remain unvested at January 1, 2006. As permitted by FAS 123, we previously accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The impact on 2006 results is shown below in Results of Operations and in Note 8.,”Stock-based Compensation”, in the Financial Statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151 (“FAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted FAS 151 during 2006. As a result of the impact of the VISA Decision we recorded approximately $0.8 million of overhead expenses as period expenses in 2006.

In March 2005, the FASB issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term of conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. We adopted Interpretation No. 47 in 2006. Adoption of this statement had no impact on our financial statement presentation since we had no conditional asset retirement obligations.

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

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In the first quarter of 2006 we modified our assumption of the expected term from that used under FAS 123 to reflect an estimated reduction in the amount of time that options granted will remain outstanding as a result of our historical trends. We increased our expected volatility based on recent events which resulted in significantly higher volatility than in previous periods. Under FAS 123R we are required to estimate forfeitures rather than recording forfeitures when they occur as previously permitted. Our estimated forfeiture rate was determined by reviewing historical trends. In the fourth quarter of 2006 we again modified our assumptions of expected term and forfeitures based upon our actual experience in 2006. We will continue to review our Black-Scholes assumptions and modify them as needed in the future. Changes in these assumptions may lead to variations in the compensation expense that we record in future periods.

In 2006, operating income was reduced by $980,000 for stock-based payment compensation expense for both stock options and restricted stock. Stock-based compensation in 2006 affected cost of goods sold by $225,000, selling, general and administrative expenses by $639,000 and research and development expenses by $116,000. Stock-based compensation expense reduced our 2006 net income by $638,000 and our basic and fully diluted earnings per share by $0.03.

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing net operating cash flows and increasing financing cash flows in periods after adoption. For the year ended December 31, 2006, we recognized financing cash flows amounting to $58,000 for such excess tax deductions. FAS 123R also requires the computation of an APIC pool which is the amount of excess tax benefits that are available for offset against future “shortfalls”. We calculated the beginning APIC pool using the “long-form” method. The APIC pool will be used subsequent to the adoption of FAS 123R in determining whether or not amounts of deferred tax assets related to stock options in excess of the tax deductions realized (short falls) will need to be recorded as an expense.

Impact of the VISA Decision

On February 23, 2006 we reported that we had learned that there had been a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag. We also reported at that date that we had been advised by customers of a need to develop a second generation holographic magnetic tape product that addresses the ESD issue, and that we had commenced such development, but that there could be no assurance that we would be successful in developing such a product that would be acceptable to our customers.

On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove hot stamp hologram or the mini hot stamp hologram, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. In VISA’s March 2006 correspondence to us VISA stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and continue to discuss the matter with VISA.

We believe that we have complied with the VISA HoloMag Agreement and that the HoloMag product complied with all standards and specifications contained in such agreement.

Accordingly, in the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. Also shipments totaling approximately $2.3 million of VISA HoloMag that were completed and invoiced during the quarter ended March 31, 2006 were not recognized as revenue as the collection of these amounts was not considered probable as a result of the VISA Decision. During 2006 and subsequent to completing and filing our financial statements for the quarter ended March 31, 2006, substantially all of the amounts outstanding relating to prior shipments of VISA HoloMag were collected, and accordingly revenue of approximately $0.9 million, $0.2 million and $1.2 million was recorded in the quarters ended June 30, 2006, September 30, 2006, and December 31, 2006, respectively. Also during 2006 we wrote-off the value of our VISA HoloMag inventory and reversed the reserve for obsolescence that was recorded in the quarter ended December 31, 2005. Additionally as a result of the VISA Decision, in the twelve months ended December 31, 2006 we wrote-off approximately $0.8 million of idle facility costs that were not absorbed into inventory and approximately $0.3 million of costs that were capitalized on the balance sheet at December 31, 2005 relating to a terminated manufacturing project. During 2006 we also analyzed the provision levels for warranty liability and accounts receivable and recorded necessary adjustments.

We have invented a technology and methods of significantly reducing ESD and we have filed patent applications on these inventions. We have incorporated our invention into our HoloMag product and our testing shows that our second generation HoloMag product generally exhibits no more ESD than a standard black magnetic stripe. We are currently offering to customers a second generation version of HoloMag and began shipping the product in limited quantities in early 2007, although no assurance can be given that such second generation version of HoloMag will be accepted by our customers.

Results of Operations

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Sales. Sales increased by $0.2 million, or 1%, from $32.3 million in 2005 to $32.5 million in 2006. The increase was achieved despite the cessation of sales of VISA HoloMag as a result of the VISA Decision. Sales of VISA HoloMag amounted to $6.1 million in 2005 and $5.4 million in 2006. Excluding the decline in VISA HoloMag sales in 2006 sales to the transaction card market increased slightly as a result of expansion of existing products and new customer programs. During 2006 we also experienced sales growth in the product authentication and security identification markets.

Royalty Income. Royalty income was immaterial and declined from 2005.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization decreased by $3.6 million, from $19.4 million in 2005 to $15.8 million in 2006. The decrease was primarily the result of increases in inventory and warranty reserves for HoloMag in 2005 which did not recur in 2006 and the recognition of approximately $2.3 million of VISA HoloMag revenue in 2006 with no corresponding cost of goods sold which will not recur in future periods. Also reducing Cost of Goods Sold in 2006 as compared to 2005 was the full year affect of the cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey which occurred during 2005. We expect further cost reductions to be realized in future periods as a result of the efficiencies we are gaining from the facility consolidation. Partially offsetting these decreases was approximately $0.8 million of idle facility costs that were not absorbed into inventory as well as approximately $0.2 million of stock-based compensation expense. As a percentage of sales, cost of goods sold excluding depreciation and amortization decreased from 60.0% in 2005 to 48.5% in 2006. As a result of the VISA Decision, in the fourth quarter of 2005, we recorded a charge to cost of goods sold of $4.8 million to reserve the value of the HoloMag inventory and provide for additional, non-ESD related warranty claims for products sold in 2005. We believe that there is a reasonable likelihood that approximately $0.7 million of non-VISA related reserves on the balance sheet at December 31, 2006 will be reversed into income during 2007 as the periods for potential claims under the programs will expire.

Selling and Administrative Expenses. Selling and administrative expenses increased $0.1 million from $8.9 million in 2005 to $9.0 million in 2006. As a percentage of sales, selling and administrative expenses increased from 27.4% in 2005 to 27.7% in 2006. The increase in expenses was primarily due to higher professional fees, salaries and wages in support of the growth of the business as well as addressing HoloMag related matters and increased costs associated with being a public company as well as approximately $0.6 million of stock-based compensation expense partially offset by a reduction in bad debt expense resulting from a reduction in the allowance for doubtful accounts. The increase in costs as a percentage of sales was primarily due to higher general and administrative costs.

Research and Development. Research and development expenses increased $0.3 million from $1.3 million in 2005 to $1.6 million in 2006 primarily as a result of higher research and development costs associated with the invention to reduce ESD, development of the second generation HoloMag product and the development of other complementary products as well as approximately $0.1 million of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization decreased $0.5 million from $1.3 million in 2005 to $0.8 million in 2006. Higher depreciation expenses resulting from additions to fixed assets during the year at the Robbinsville, New Jersey facility were offset by the reversal of a portion of the anticipated costs previously recorded for renovation of the vacated facility in Elmsford, New York as a result of a settlement with the buildings owner.

Facility Consolidation Expenses. Facility consolidation expenses of $0.1 million were recorded in 2006 as compared to $2.8 million recorded in 2005. Expense recorded in 2006 resulted from expenses related to employee relocations and additional expenses incurred on the abandoned facility rent which were partially offset by the impact of a settlement with the owner of the abandoned facility in Elmsford, New York that reduced the remaining rent owed under our lease by 10%. Costs recorded in 2005, which include the majority of costs incurred for the relocation and consolidation project, consist primarily of future amounts of rent due on the abandoned facility in Elmsford, New York, moving costs for equipment and inventory and employee severance costs.

Interest Income. Interest income increased $0.2 million from $0.3 million in 2005 to $0.5 million in 2006 primarily as a result of higher average cash balances and higher interest rates in effect during 2006.

Income Taxes. The provision for income taxes increased $2.6 million from $(0.4) million in 2005 to $2.2 million in 2006. As a percentage of Income before taxes, the provision for income taxes decreased from 40.0% in 2005 to 37.6% in 2006. The decrease in the effective tax rate was due to the reduction of permanent timing differences in 2006 as well as adjustments to the provision for the actual deductions and tax credits that we recorded in 2006 when filing our 2005 income tax returns which differed from those in the income tax provision at September 30, 2005. We believe that there is a reasonable likelihood that a portion of a reserve on the balance sheet at December 31, 2006 will be reversed into income during 2007.

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

Selling and Administrative Expenses. Selling and administrative expenses increased $1.8 million from $7.1 million in 2004 to $8.9 million in 2005. As a percentage of sales, selling and administrative expenses decreased from 33.3% in 2004 to 27.4% in 2005. The increase in expenses was primarily due to higher professional fees, salaries and wages in support of the growth of the business and the facility consolidation and shipping charges which increased due to higher product shipments as well as an increase in the allowance for doubtful accounts relating to the VISA Decision. The decrease in percentage of sales was primarily due to the volume increase in sales, partially offset by higher general and administrative costs.

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

Income Taxes. The Company recorded a benefit from income taxes of $.4 million in 2005 as a result of the pre-tax loss as compared to income tax expense of $1.2 million in 2004.

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

Liquidity and Capital Resources

At December 31, 2006, we had $15.3 million of cash and cash equivalents and working capital of $19.1 million.

Our operating activities provided cash of $6.0 million in 2006 and $0.3 million in 2005. The substantial increase in cash in 2006 was primarily the result of net income of $3.6 million adjusted for non-cash costs of $3.8 million and changes in operating assets and liabilities of $(1.4) million.

The $3.8 million of non-cash adjustments primarily related to (i) a $1.8 million change in net deferred taxes primarily due to the disposal of VISA HoloMag inventories previously reserved for, (ii) $1.0 million of share-based compensation expense due to the adoption of FAS 123 (R), (iii) depreciation expense totaling $0.8 million and (iv) a $0.3 million write-off of certain fixed assets as a result of the VISA Decision.

The $(1.4) million of cash usage as a result of changes in asset and liability accounts was primarily the result of (i) a $1.6 million decrease in accounts payable primarily as a result of a $1.0 million settlement with a vendor, (ii) a $0.8 million decrease in long-term liabilities principally as a result of accrued facility consolidation costs becoming a current liability, (iii) a $0.6 million reduction in income taxes receivable/payable as a result of overpaying estimated income taxes in 2005, and (iv) a $0.5 million reduction of accrued liabilities partially offset by (i) a $1.2 million reduction of accounts receivable primarily as a result of the collection of VISA HoloMag receivables and a $0.8 million reduction in inventories.

Investing activities in 2006 neither provided nor used cash primarily as a result of the return of $0.4 million of progress payments made to the manufacturer of a special machine that was not accepted by the Company offset by capital expenditures of $0.4 million in the year.

Financing activities in 2006 provided cash of $0.2 million due to the exercise of stock options. FAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing net operating cash flows and increasing financing cash flows in periods after adoption. For the year ended December 31, 2006, we recognized financing cash flows amounting to $0.1 million for such excess tax deductions.

Our operating activities provided cash of $0.3 million in 2005, compared to $3.4 million of cash provided in 2004. The decrease was primarily due to an increase in accounts receivable and inventories in connection with the increase in sales partially offset by an increase in accounts payable and accrued liabilities due to the growth of the business. Investing activities in 2005 used cash of $3.1 million including $5.1 million as a result of capital expenditures, primarily associated with leasehold improvements and new equipment in the new facility partially offset by sales of short-term investments of $2.0 million. Financing activities in 2005 provided cash of $0.6 million due to the exercise of stock options.

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of its primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville, New Jersey site. We completed the relocation and consolidation of its operations during 2005. The Robbinsville facility provides substantial room for expansion as our consolidated its operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. During 2006 we re-opened the Huntingdon Valley facility for certain manufacturing and secure storage. We also acquired and installed additional equipment and technology in the new facility to broaden its capabilities to serve its target customers, expand capacity, become more vertically integrated and improve efficiency.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2004 and 2005. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007. We are currently negotiating a potential extension to the lease on the Huntingdon Valley, Pennsylvania facility. The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005. During the quarter ended September 30, 2006 we entered into an amendment to the lease on the Elmsford, New York facility. Under the terms of the amendment, we and the buildings owner agreed to (i) a ten percent (10%) reduction of the fixed annual rent retroactive to April 1, 2006 which was recorded as a reduction to facility consolidation expense, (ii) the payment of $100,000 as a contribution towards the cost of demolition and restoration of the facility, which was recorded as a reduction of depreciation expense (iii) we provided a letter of credit in favor of owner in the amount of $789,606.80 in the event of an un-cured default of payments under the lease agreement, and (iv) acceleration of payments by us under the lease agreement in the event the facility is sub-leased.

We invested approximately $6.0 million through 2005 in capital additions at the Robbinsville, New Jersey facility in conjunction with the consolidation of our operations, of which approximately $5.1 million was expended in 2005 and $.9 million was expended in 2004. These expenditures were for facility upgrades to customize the Robbinsville, New Jersey facility for our operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

We believe that cash flows from operations and cash balances will be sufficient to meet working capital needs and fund capital expenditures for the foreseeable future. In 2007 we will be pursuing prospective strategic acquisitions and partnerships in order to diversify our product line and customer base, achieve scale efficiencies, and strengthen our position as an integrated supplier of products and services that authenticate, protect and enhance critical and valuable documents, products and brands. The funding of these acquisitions and partnerships will be determined on a case by case basis and could include any combination of cash, debt and equity.

The following table quantifies our future obligations, which consist primarily of lease obligations (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Lease obligations	$7,754	$1,765	$1,185	$1,230	$3,574

Impact of Inflation

In recent years, inflation has not had a significant impact on our historical operations. There can be no assurance that inflation will not adversely affect our operations in the future, particularly in emerging markets where inflationary conditions tend to be more prevalent.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Unaudited Quarterly Results of Operations for the Years Ended December 31, 2006 and 2005.

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Sales	$9,988	$8,370	$6,556	$7,608
Cost of goods sold, excluding depreciation and amortization	$4,836	$3,759	$3,297	$3,887
Net income	$1,050	$951	$741	$853
Net income per share-basic	$0.06	$0.05	$0.04	$0.05
Net income per share-diluted	$0.05	$0.05	$0.04	$0.04

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)(2)
	(In Thousands, Except Per Share Data)
Sales	$6,400	$6,857	$8,959	$10,083
Cost of goods sold, excluding depreciation and amortization	$2,799	$3,161	$4,227	$9,181
Net income (loss)	$610	$450	$1,116	$(2,757)
Net income (loss) per share-basic and diluted	$0.03	$0.02	$0.06	$(0.15)

(1)	We adopted FAS 123 (R) under the modified prospective method effective January 1, 2006 resulting in stock based compensation expense which impacted net income by $146,000, $178,000, $171,000 and $116,000 in the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively. Under the modified prospective method, we were not required to restate the prior year financial statements.

(2)	The quarter ended December 31, 2005 includes $5.0 million of additional charges for the HoloMag inventory adjustment, an additional warranty provision and an increase in the allowance for doubtful accounts. Net Income (loss) in the quarter was also impacted by facility consolidation expense of $2.2 million.

(3)	Diluted income (loss) per share would have been anti-dilutive for the quarter ended December 31, 2005 if based on fully diluted shares adjusted to reflect stock options.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On April 27, 2005, Ernst & Young LLP (“Ernst & Young”) notified us that it would be resigning as our independent auditors upon completion of their SAS No. 100 review for the quarter ended March 31, 2005. Ernst & Young subsequently completed its SAS No. 100 review and by letter dated May 17, 2005 confirmed its resignation. Ernst & Young advised us that it was resigning because of Ernst & Young’s resource constraints, and that its resignation was not related to any matter concerning us including our selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

Ernst & Young audited our financial statements for the fiscal year ended December 31, 2004.

During the fiscal year ended December 31, 2004 and for the period from January 1, 2005 through the date of resignation, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young would have caused them to make reference to the subject matter of their disagreement in their report.

During the fiscal year ended December 31, 2004 and for the period from January 1, 2005 through the date of resignation, there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

The report of Ernst & Young accompanying the audit for the fiscal year ended December 31, 2004 did not contain any adverse opinion or disclaimer or opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

On, August 1, 2005 we engaged PricewaterhouseCoopers, LLP as our independent registered public accounting firm for 2005. During our fiscal year ended December 31, 2004 and through August 1, 2005, neither we, nor anyone acting on our behalf, consulted with PricewaterhouseCoopers, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item concerning our executive officers, directors and key employees is set forth under the headings “Executive Officers and Directors” and “Other Key Employees” in Part I of this Annual Report on Form 10-K.

The information required by this item not set forth herein will be filed with the SEC within 120 days after the fiscal year ended December 31, 2006.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this item not set forth herein will be filed with the SEC within 120 days after the fiscal year ended December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item not set forth herein will be filed with the SEC within 120 days after the fiscal year ended December 31, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item not set forth herein will be filed with the SEC within 120 days after the fiscal year ended December 31, 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item not set forth herein will be filed with the SEC within 120 days after the fiscal year ended December 31, 2006.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)	Financial Statement Schedules

The financial statement schedule required by this item is submitted in a separate section on page S-1 of this report.

Schedules other than that included at page S-1 of this report have been omitted because of the absence of conditions under which they are required or because the required information is included in our financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this report or are incorporated herein by reference. Exhibit Nos. 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.25, 10.30, 10.34, 10.35, 10.36, 10.37 and 10.38 are management contracts, compensatory plans or arrangements.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate. (1)

4.2	Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (3)

10.1	Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998. (1)

10.2	Form of License Agreement. (1)

10.3	Form of Transitional Services Agreement. (1)

10.4	Form of Employee Benefits Allocation Agreement. (1)

10.5	Form of 1998 Stock Incentive Plan. (1)

10.6	Form of 2000 Stock Incentive Plan. (6)

10.7	Amendment to the 2000 Stock Incentive Plan. (15)

10.8	Form of 2005 Stock Incentive Plan. (17)

10.9	Form of Defined Contribution Plan. (1)

10.10	Employment Agreement, dated April 20, 1999, between Salvatore F. D’Amato and American Bank Note Holographics, Inc. (7)

10.11	Amended and Restated Employment Agreement between Kenneth Traub and American Bank Note Holographics, Inc., dated March 29, 2005. (16)

10.12	Amended and Restated Employment Agreement, dated June 9, 2005, between Alan Goldstein and American Bank Note Holographics, Inc. (15)

10.13	Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Holographics, Inc. (9)

10.14	Agreement entered into between MACK-CALI CW REALITY ASSOCIATES L.L.C., and American Bank Note Holographics, Inc. as the Second Amendment to the Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company (Succeeded by MACK-CALI) and American Bank Note Holographics, Inc. dated September 12, 2006. (21)

10.15	Lease Agreement, dated as of January 19, 2001 by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. (9)

10.16	Lease Agreement, dated August 11, 2002, by and between Mark Hankin and HanMar Associates MLP, tenants-in-common and American Bank Note Holographics, Inc. with Addenda thereto. (11)

10.17	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)

10.18	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)(+)

10.19	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz & Co. KG (10)

10.20	Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holograhics, Inc. (11)(+)

10.21	Amendment No. 1 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (13) (+)

10.22	Amendment No. 2 to Hologram Agreement, dated March 25, 2005 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (18) (+)

10.23	Amendment No. 3 to Hologram Agreement, dated August 24, 2005 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (18) (+)

10.24	VISA International Holographic Magnetic Stripe Tape Manufacturing Approval Association and American Bank Note Holographics, Inc. (18) (+)

10.25	Form of Indemnification Agreement between the Company and its directors and officers. (12)

10.26	Sublease Agreement by and between APW North America Inc. and American Bank Note Holographics, Inc., dated December 14, 2004. (14)

10.27	Subordination, Non-Disturbance, Attornment, Renewal and Option to Purchase Agreement by and between American Bank Note Holographics, Inc. and More Applied Four (DE) LLC, dated December 14, 2004. (14)

10.28	Subordination, Non-Disturbance and Attornment Agreement by and between American Bank Note Holographics, Inc. and LaSalle Bank National Association, formerly known as LaSalle National Bank, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WF1, dated December 14, 2004. (14)

10.29	Escrow Agreement by and between APW North America Inc., American Bank Note Holographics, Inc. and Chicago Title Insurance Company, dated December 14, 2004. (14)

10.30	Employment Agreement, dated June 9, 2005, by and between American Bank Note Holographics, Inc. and Mark Bonney. (15)

10.31	Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc. (+)

10.32	Amendment No. 1 to Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc., made as of January 4, 2006. (19) (+)

10.33	Amendment No. 2 to Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc., made as of July 26, 2006. (20) (+)

10.34	Form of Option Agreement for American Bank Note Holographics, Inc. 1998 Stock Incentive Plan as amended. (5)

10.35	Form of Option Agreement for American Bank Note Holographics, Inc. 2000 Stock Incentive Plan. (5)

10.36	Form of Option Agreement for American Bank Note Holographics, Inc. 2005 Stock Incentive Plan. (16)

10.37	Form of Restricted Stock Agreement for American Bank Note Holographics, Inc. 2005 Stock Incentive Plan. (16)

10.38	Amended and Restated Employment Agreement, dated December 19, 2006, between Salvatore F. D’Amato and American Bank Note Holographics, Inc.

23.1	Consent of PricewaterhouseCoopers LLC.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney of Jordan S. Davis, dated March 15, 2007.

24.2	Power of Attorney of Fred Levin dated March 24, 2007.

24.3	Power of Attorney of Richard L. Robbins dated March 15, 2007.

24.4	Power of Attorney of Salvatore F. D’Amato dated February 20, 2007.

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Bonney pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Mark Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-51845).

(2)	Incorporated by reference from the Proxy Statement on Schedule 14A filed on July 3, 2001.

(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 14, 2000.

(4)	Incorporated by reference from the Annual Report on Form 10-K for 2000.

(5)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-61602).

(6)	Incorporated by reference from the Proxy Statement on Schedule 14A filed on August 11, 2000.

(7)	Incorporated by reference from the Annual Report on Form 10-K for 1998.

(8)	Incorporated by reference from the Annual Report on Form 10-K for 1999.

(9)	Incorporated by reference from the Annual Report on Form 10-K for 2001.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 13, 2002.

(11)	Incorporated by reference from the Annual Report on Form 10-K for 2002.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 12, 2003.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2003.

(14)	Incorporated by reference from the Current Report on Form 8-K filed on December 20, 2004.

(15)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 15, 2005.

(16)	Incorporated by reference from the Current Report on Form 8-K filed on September 22, 2005.

(17)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-129686).

(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2005.

(19)	Incorporated by reference from the Annual Report on Form 10-K for 2005.

(20)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 11, 2006.

(21)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 14, 2006.

(+)	Portions have been omitted pursuant to a request for confidential treatment.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In Thousands, Except Share Data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,339	$9,114
Accounts receivable, net of allowance for doubtful accounts of $350 and $500	5,002	6,019
Inventories, net	1,962	2,940
Deferred income taxes, net	1,640	2,968
Prepaid expenses and other	200	331
Income tax receivable	666	401

Total current assets	24,809	21,773
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Net of accumulated depreciation and amortization of $9,469 and $8,852	6,098	7,224
DEFERRED INCOME TAXES, NET	—	411
OTHER ASSETS	61	76

TOTAL ASSETS	$30,968	$29,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,291	$3,820
Accrued expenses	3,244	3,834
Customer advances	137	204
Income taxes payable	15	359

Total current liabilities	5,687	8,217
LONG-TERM LIABILITIES	1,152	1,957

Total liabilities	6,839	10,174

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, authorized, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share, authorized, 40,000,000 shares; issued and outstanding, 18,936,638 shares and 18,715,469 shares	190	187
Additional paid-in capital	25,854	24,729
Unearned compensation on restricted stock	—	(96)
Accumulated deficit	(1,915)	(5,510)

Total stockholders’ equity	24,129	19,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,968	$29,484

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands, Except Per Share Data)

	2006	2005	2004
REVENUE:
Sales	$32,522	$32,299	$21,263
Royalty income	10	20	13

Total revenue	32,532	32,319	21,276

COSTS AND EXPENSES:
Cost of goods sold, excluding depreciation and amortization	15,779	19,368	9,161
Selling and administrative	8,996	8,850	7,070
Research and development	1,592	1,263	1,270
Depreciation and amortization	845	1,297	830
Facility consolidation	67	2,769	242

Total costs and expenses	27,279	33,547	18,573

Operating income (loss)	5,253	(1,228)	2,703

OTHER INCOME:

Interest	509	259	121
Patent and other settlements	—	—	178

Total other income	509	259	299

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	5,762	(969)	3,002

PROVISION (BENEFIT) FOR INCOME TAXES	2,167	(388)	1,201

NET INCOME (LOSS)	$3,595	$(581)	$1,801

NET INCOME (LOSS) PER SHARE:
Basic	$0.19	$(0.03)	$0.10

Diluted	$0.18	$(0.03)	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,893	18,593	18,489

Diluted	19,553	18,593	18,907

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In Thousands)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Unearned Compensation	Accumulated Deficit	Total
BALANCE, JANUARY 1, 2004	18,484	$185	$23,994	$—	$(6,730)	$17,449
Issuance of shares from exercise of stock options	32	—	64	—	—	64
Net income	—	—	—	—	1,801	1,801

BALANCE, DECEMBER 31, 2004	18,516	185	24,058	—	(4,929)	19,314
Issuance of shares from exercise of stock options	184	2	575	—	—	577
Issuance of restricted stock	15		96	(96)	—	—
Net (loss)	—	—	—	—	(581)	(581)

BALANCE, DECEMBER 31, 2005	18,715	187	24,729	(96)	(5,510)	19,310
Issuance of shares from exercise of stock options	98	1	157	—	—	158
Issuance of restricted stock	140	2	835	—	—	837
Cancellation of restricted stock	(16)	—	—	—	—	—
Unearned compensation			143	—	—	143
Tax benefit from stock based arrangements			86	—	—	86
Reclassification due to the adoption of FAS 123 (R)			(96)	96	—	—
Net income	—	—	—	—	3,595	3,595

BALANCE, DECEMBER 31, 2006	18,937	$190	$25,854	$—	$(1,915)	$24,129

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,595	$(581)	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	845	1,297	830
Write-off of fixed assets	254	—	—
Deferred income taxes, net	1,825	(2,864)	1
Compensation costs related to share-based payment arrangements	980	—	—
(Recovery) provision for doubtful accounts	(150)	320	—
Provision for inventories	143	3,728	141
Excess tax benefits from share-based payment arrangements	(58)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,167	(2,450)	(715)
Inventories	835	(3,274)	(1,149)
Prepaid expenses and other	144	14	215
Income tax receivable	(265)	(401)	—
Accounts payable	(1,649)	2,090	832
Accrued expenses	(490)	1,794	413
Customer advances	(67)	135	20
Income taxes payable	(344)	(699)	1,058
Long-term liabilities	(805)	1,214	—

Net cash provided by operating activities	5,960	323	3,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	—	1,989	2,012
Capital expenditures	(362)	(5,132)	(1,506)
Cancellation of fixed asset purchase commitment	376	—	—
Sale of fixed assets	35	—	—

Net cash provided by (used in) investing activities	49	(3,143)	506

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of taxes	158	577	64
Excess tax benefits from share-based payment arrangements	58	—	—

Net cash provided by financing activities	216	577	64

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,225	(2,243)	4,017
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,114	11,357	7,340

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,339	$9,114	$11,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$908	$3,359	$184

Capital expenditures included in accounts payable	$120	$211	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, inventories, and taxes. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these estimates and assumptions might change in the future. In addition, these estimates and assumptions have been influenced by our current assumptions of the potential impact of the VISA Decision (see Note 11. VISA Decision). Actual results may differ materially from our estimates.

Cash and Cash Equivalents—All highly liquid investments (primarily government bonds) with a maturity of three months or less, when purchased, are considered to be cash equivalents and are stated at cost, which approximates market.

Short-Term Investments—Short-term investments consists of a government bond which matured February 22, 2005. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. This investment was classified as held to maturity and carried at its amortized cost until its maturity date.

Inventories—Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) method.

Revenue Recognition—The Company recognizes revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition (an amendment of SAB 101, “Revenue Recognition in Financial Statements”).” Our products are sold on a fixed price basis under purchase orders and contracts with customers. Sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. In some situations, the Company has shipped product where the sale is contingent upon the customers’ use of the product. In these situations, the Company does not recognize sales upon product shipment, but rather when the buyer of the product informs the Company that the product has been used. Additionally, pursuant to the request of and agreement with a certain customer, completed items are stored on behalf of this customer at the Company’s on-site secured facility, and in that instance, sales are recognized when all of the following have occurred: the customer has ordered the goods pursuant to a fixed price purchase order, the manufacturing process is complete, the goods have been transferred to the on-site secured facility and are ready for shipment, the risk of ownership has passed to the customer, the customer has been billed for the order and collection of the invoice is considered reasonably assured. At December 31, 2006 and 2005, accounts receivable from this customer totaled $1.5 million and $1.5 million, respectively. In certain cases the Company has agreed to maintain an inventory of products for a customer to ensure quick turn around of deliveries. The Company only accepts returns of product sold to customers when the product is determined to not be in conformance with the specifications previously agreed upon with such customers in accordance with the terms of its warranty policy and generally replaces the product. The Company generally provides replacement product for up to 180 days from original shipment as a warranty for defective product. Shipping and handling amounts billed to customers are included in sales and amounted to $0.9 million, $0.9 million and $0.4 million in 2006, 2005 and 2004, respectively. Shipping and handling costs are included in selling and administrative expenses.

Royalty Income—The Company enters into licensing agreements with certain manufacturers under which the Company receives royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from licensees, where available, or estimated shipments by such licensees.

Depreciation and Amortization—Machinery and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: Machinery and production equipment—5 to 15 years; Furniture and fixtures—5 to 7 years and Computer equipment—3 to 5 years. Amortization of leasehold improvements is computed using the straight-line method based upon the remaining term of the applicable lease, or the estimated useful life of the asset, whichever is shorter, currently 12 years.

Long-Lived Assets—Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Warranty Costs—The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. The Company’s product warranty provision is included in accrued expenses in the accompanying balance sheets.

Research and Development—Research and development costs are expensed as incurred. Research and development expense amounted to $1.6 million in 2006 and $1.3 million in each of 2005 and 2004.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax return. The pronouncement prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the financial statements. We will adopt the provisions of FIN 48 in the quarter ending March 31, 2007. We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our consolidated financial statements.

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, we are required to recognize compensation expense for all awards granted after the adoption based on the grant date fair value estimated in accordance with FAS 123R and for the unvested portion of previously granted options that remain outstanding as of the adoption date based on the grant date fair value in accordance with the original provisions of FAS 123. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006. Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing net operating cash flows and increasing financing cash flows in periods after adoption. FAS 123R also requires the computation of an APIC pool which is the amount of excess tax benefits that are available for offset against future “shortfalls”. We calculated the beginning APIC pool using the “long-form” method. The APIC pool will be used subsequent to the adoption of FAS 123R in determining whether or not amounts of deferred tax assets related to stock options in excess of the tax deductions realized (short falls) will need to be recorded as an expense.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	2006	2005	2004
	(Amounts in thousands)
Basic weighted average shares outstanding	18,893	18,593	18,489
Dilutive effect of stock options and restricted shares	660	—	418

Diluted weighted average shares outstanding	19,553	18,593	18,907

Basic and Diluted Net (Loss) Income per Share—Basic net (loss) income per share is computed based on the weighted average number of outstanding shares of common stock. As the Company was in a loss position for the year ended December 31, 2005 dilutive stock options were excluded from the calculation of dilutive earnings per share as the shares would have had an anti-dilutive effect.

Business Concentration Risks—A significant portion of our business is derived from orders placed by certain transaction card companies and manufacturers of transaction cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Sales to transaction card companies and manufacturers of transaction cards accounted for approximately 84% and 86% of our total sales in 2006 and 2005, respectively. The traditional hot stamp hologram that we have supplied for many transaction cards has been our primary source of revenue for over twenty years. Certain customers began to transition from the hot stamp hologram to an integrated holographic magnetic stripe (“HoloMag”) that we supply and have cancelled plans to make this transition, reverting back to the traditional hot stamp hologram due to a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the first generation of HoloMag. As a result of being advised of the ESD issue and in response to requests from customers we developed a second generation HoloMag product that addresses ESD. We are currently offering to customers a second generation version of HoloMag and began shipping the product in limited quantities in early 2007, although no assurance can be given that such second generation version of HoloMag will be accepted by our customers. Further there can be no assurance that a competitor of ours will not develop an acceptable product that is adopted by our customers. To the extent that our sales of the traditional hot stamp patch holograms decline without replacing such sales with sales of new products, our business, operating results and financial condition would be materially and adversely affected.

Concentrations of Credit Risk—A significant portion of the Company’s accounts receivable are due from credit card issuers and related credit card manufacturers located throughout the United States and Europe. At December 31, 2006 each of three customers accounted for 28%, 15% and 15%, respectively, of the Company’s accounts receivable and 35%, 8% and 5%, respectively, of its sales for the year then ended. At December 31, 2005 two customers each accounted for 22% of the Company’s accounts receivable and 30% and 11%, respectively of its sales for the year then ended. The Company establishes its credit policies based on an ongoing evaluation of its customers’ creditworthiness and competitive market conditions and does not require collateral.

Sales to manufacturers of VISA transaction cards were approximately 35% and 37% of sales for the years ended December 31, 2006 and 2005, respectively. Currently we are an authorized supplier of the VISA Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On March 15, 2005, VISA announced its intention to phase out the Dove hot stamp hologram that we supply for the front of the VISA card, and to replace it with an integrated holographic magnetic stripe. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we are authorized to supply HoloMag to VISA approved card manufacturers. We began shipping HoloMag to VISA authorized card manufacturers in the second half of 2005. On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove hot stamp hologram or the mini hot stamp hologram, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. Sales of VISA products to VISA authorized card manufacturers in 2006 and 2005 were as follows:

	2006	2005
	(Dollars in thousands)
Product
Hot stamp holograms	$6.0	$5.8
HoloMag	5.4	6.1

Total	$11.4	$11.9

Sales of HoloMag to VISA authorized card manufacturers are not expected to continue in 2007.

Sales of the hot stamp holograms to VISA authorized card manufacturers are expected to continue in 2007. If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected.

In VISA’s March 2006 correspondence to us at the time it ceased the HoloMag program, VISA stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and continue to discuss the matter with VISA. We believe that we have complied with the VISA HoloMag Agreement and that the HoloMag product complied with all standards and specifications contained in such agreement and we are continuing to evaluate VISA’s actions and claims and discuss the matter with VISA. In the event that VISA or other third parties assert claims against us our financial condition and results of operations may be adversely affected.

Sales to MasterCard were approximately 35% and 31% of sales for the years ended December 31, 2006 and 2005, respectively. We have an agreement with MasterCard, as amended, pursuant to which the Company is the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by the Company. Sales of HoloMag to MasterCard were not significant in 2006. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were suspending the use of the first generation HoloMag product due to a significant decrease in the demand for the product. To date, MasterCard has not approved the second generation HoloMag product. MasterCard has informed us that they are continuing to test the second generation HoloMag product. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter.

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

Export Sales—During 2006, 2005 and 2004, export sales accounted for approximately 35%, 34% and 21%, respectively, of total sales. All of our export sales are presently billed in U.S. dollars. At December 31, 2006 and 2005, accounts receivable from these customers approximated $1.2 million and $2.0 million, respectively.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., that was acquired by ITW during 2006, with whom we have a supply contract which was amended on July 26, 2006. Also at that time we negotiated a settlement with CFC International, Inc. that resulted in a reduction of our payable to them of approximately $1.0 million. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Our inability to obtain key product components or to have certain processes performed on our behalf could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets approximate their fair value at both December 31, 2006 and 2005.

Comprehensive Income—Comprehensive income is equal to net income in all periods.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to

address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantifies misstatements based on their impact on each of its financial statements and related disclosures. The Company adopted the provisions of SAB 108 during the fourth quarter of 2006 and the adoption had no effect on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that the Company has taken or expects to take with respect to a tax return. The pronouncement prescribes a more-likely-than-not threshold for recognition as well as measurement criteria for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures on unrecognized tax benefits to be included in the notes to the financial statements. We will adopt the provisions of FIN 48 beginning in the quarter ending March 31, 2007. We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (FAS 123R), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. Generally, the approach to accounting for share-based payments in FAS 123R is similar to the approach described in FAS 123, however, pro forma footnote disclosure will no longer be an alternative to financial statement recognition. This statement, as amended, becomes effective in the first annual period beginning after June 15, 2005. The Company adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, the Company will be required to recognize compensation expense over the remaining vesting period for all awards that remain unvested as of January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The impact on 2006 results is shown below in Results of Operations and in Note 8.,”Stock-based Compensation”, in the Financial Statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151 (“FAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted FAS 151 during 2006. As a result of the impact of the VISA Decision the Company recorded approximately $0.8 million of overhead expenses as period expenses in 2006.

In March 2005, the FASB issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term of conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. The Company adopted Interpretation No. 47 in 2006. Adoption of this statement had no impact on the Company’s financial statement presentation since the Company had no conditional asset retirement obligations.

2. INVENTORIES, NET

	December 31,
	2006	2005
	(In Thousands)
Finished goods	$1,831	$5,802
Finished goods on consignment with customers	233	158
Work in process	336	644
Raw materials	540	616

Subtotal	2,940	7,220
Less: Inventory reserves	978	4,280

Inventories	$1,962	$2,940

Inventories are stated at the lower of cost or market (first-in, first-out method). As a result of the VISA Decision (see Note 12, VISA Decision) in the quarter ended December 31, 2005, we adjusted the value of HoloMag inventory by $4,018,000 reflecting the lower of cost or market value at December 31, 2005. During 2006, following the termination of the VISA HoloMag program we wrote-off all remaining VISA HoloMag inventory, reducing finished goods inventory and the inventory reserve by a like amount.

3. MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,
	2006	2005
	(In Thousands)
Machinery and equipment	$10,026	$9,760
Furniture and fixtures	369	318
Purchased Software and computers	1,681	1,762
Construction in progress	1	729
Leasehold improvements	3,437	3,369
Other	53	138

	15,567	16,076
Accumulated depreciation	9,469	8,852

Machinery, equipment and leasehold improvements, net	$6,098	$7,224

Depreciation of machinery and equipment and leasehold improvements for the years ended December 31, 2006, 2005 and 2004 were $843,000, $1,291,000, and $824,000, respectively.

4. ACCRUED EXPENSES

	December 31,
	2006	2005
	(In Thousands)
Accrued contract liability	$357	$357
Warranty reserves	710	1,140
Salaries and wages	489	796
Accrued professional fees	158	112
Facility consolidation	926	1,182
Other	604	247

	$3,244	$3,834

The significant change in warranties provided in 2005 is principally due to increased volume in the quarter ended December 31, 2005 and an additional provision recorded in the quarter ended December 31, 2005 for potential non-ESD related warranty claims as a result of the VISA Decision. (see Note 11. VISA Decision). Changes in the Company’s warranty provision during the years ended December 31, 2006, 2005 and 2004 are displayed in the following table.

	2006	2005	2004
	(In Thousands)
Balance at beginning of year	$1,140	$510	$510
Warranties provided	241	890	160
Settlements made	(671)	(260)	(160)

Balance at end of year	$710	$1,140	$510

5. INCOME TAXES

Provision for income taxes are as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Current:
Federal	$313	$2,027	$962
State and local	80	449	263

	393	2,476	1,225

Deferred:
Federal	1,453	(2,311)	(19)
State and local	321	(553)	(5)

	1,774	(2,864)	(24)

	$2,167	$(388)	$1,201

A reconciliation of the taxes on income in 2006, 2005 and 2004 is as follows:

	For the Years Ended December 31,
	2006		2005		2004
	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax
	(Amounts In Thousands)
Tax at statutory rate	$1,959	34.0%	$(329)	34.0%	$1,051	35.0%
State and local taxes, net of Federal benefit	265	4.6	(83)	8.6	167	5.5
Other	(57)	(1.0)	24	(2.5)	(17)	(0.5)

	$2,167	37.6%	$(388)	40.1%	$1,201	40.0%

The tax effects of the items comprising the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In Thousands)
Current deferred tax assets:
Uniform capitalization of inventory	$255	$175
Bad debt reserve	137	195
Warranty reserve	277	445
Inventory obsolescence	382	1,918
Accrued vacation	56	39
Facility consolidation	293	—
Other liabilities	240	196

Net current deferred tax asset	$1,640	$2,968

Non current deferred tax asset:
Stock based compensation	$368	$—
Deferred rent	152	142
Facility consolidation	—	656

	520	798
Non current deferred tax liabilities:
Excess tax over book depreciation	(545)	(387)

Net non current deferred tax asset (liability)	$(25)	$411

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The net non-current deferred tax liability is included in Long Term Liabilities on the Balance Sheet.

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

On June 30, 2000, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, the Company sold 3,387,720 shares of the Company’s common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that the Board of Directors of the Company and the audit committee of the Board of Directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. Mr. Crane resigned from our Board of Directors on November 29, 2005 and on November 30, 2005 we were informed by Crane & Co., Inc. of their intention to sell a portion or all of their shares in an orderly manner. Crane has not sold any of its shares as of March 23, 2007.

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

During 2000, we entered into agreements with Crane under which we rented factory space and leased employees for our facility in Dalton, MA. The arrangement was ended in October 2006 and all leased facilities and employees were turned over to Crane at that time. For the years ended December 31, 2006, 2005 and 2004, we paid Crane under these agreements $60,000, $72,000 and $72,000, respectively, for the rental of the factory space and $62,000, $153,000 and $169,000, respectively, for the leased employees.

7. FACILITY CONSOLIDATION

On December 14, 2004, the Company entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of its primary operations following the closure, relocation and consolidation of its operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. The Company completed the relocation and consolidation of its operations during 2005. The Robbinsville facility provides substantial room for expansion as the Company consolidated its operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. During 2006 we re-opened the Huntingdon Valley facility for certain manufacturing and secure storage. The Company has also acquired and installed additional equipment and technology in the new facility to broaden its capabilities to serve its target customers, expand capacity, become more vertically integrated and improve efficiency.

The base rent on the lease for the Robbinsville, New Jersey facility is $555,000 per year, increasing by 1.9% per year, and the first seven months of the lease were rent-free. We recorded deferred rent of $0.4 million in 2004 and 2005, respectively. The term of the lease for the Robbinsville facility extends through May 31, 2017, and at the expiration of the term, we have options to renew the lease for three consecutive five year periods at the then fair market value and also have an option to purchase the building after the end of the original lease term for the adjusted fair market value as defined in the lease agreement. The base rent on the lease in Huntingdon Valley, Pennsylvania is $144,000 per year. The lease on this facility expires on June 30, 2007. We are currently negotiating an extension to the lease on this facility. The base rent on the lease in Elmsford, New York is $746,000 per year. The lease on this facility expires on December 31, 2007. As this facility was abandoned as part of our move and consolidation in 2005 the remaining rent, net of estimated sublease income, through the end of the lease term was charged to Facility Consolidation Expense in 2005. During the quarter ended September 30, 2006 we entered into an amendment to the lease on the Elmsford, New York facility. Under the terms of the amendment, we and the buildings owner agreed to (i) a ten percent (10%) reduction of the fixed annual rent retroactive to April 1, 2006, which was recorded as a reduction to facility consolidation expense, (ii) the payment of $100,000 as a contribution towards the cost of demolition and restoration of the facility, which was recorded as a reduction of depreciation expense (iii) the Company provided a letter of credit in favor of owner in the amount of $789,606.80 in the event of an un-cured default of payments under the lease agreement, and (iv) acceleration of payments by the Company under the lease agreement in the event the facility is sub-leased.

We invested approximately $6.0 million through 2005 in capital additions at the Robbinsville, New Jersey facility in conjunction with the consolidation of our operations, of which approximately $5.1 million was expended in 2005 and $0.9 million was expended in 2004. These expenditures were for facility upgrades to customize the Robbinsville, New Jersey facility for the Company’s operational and security requirements as well as the acquisition of new equipment to upgrade and expand our production capabilities.

The following table illustrates the liability balance and activity related to the relocation and consolidation in the in 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands)
Balance at beginning of period	$2,058	$15	$—
Rent payments on abandoned facility	(916)	(282)	—
Severance payments	(32)	(107)	—
Additions (reductions) to liability:
Rent on abandoned facility	(130)	1,905	—
Accretion on rent	129	45	—
Accrued severance	17	107	15
Accrued restoration costs	(200)	375	—

Balance at December 31 (a)	$926	$2,058	$15

Expensed as incurred:
Employee relocation	$46	$116	$56
Facility moving costs	5	590	—
Employee severance	17	—	—
Adjustment for rent reduction	(130)	—	—
Other costs	129	6	171

Facility consolidation expense	$67	$712	$227

(a)	Of the $2,058,000 balance at December 31, 2005, $1,182,000 was included in accrued liabilities and $876,000 was included in other long-term liabilities.

The following table illustrates the costs incurred in the relocation and consolidation of facilities through December 31, 2006 and anticipated in 2007 when all cash payments and expenses are expected to be completed.

	For the Years Ended December 31,
	2004	Actual 2005	2006	Estimated 2007
	(In Thousands)
Rent on abandoned facilities, net	$—	$1,905	$(130)	$—
Accretion on abandoned facilities rental	—	45	129	75
Employee severance costs	15	107	17	—
Employee relocation costs	56	116	46	241
Moving costs	—	590	5	—
Legal expenses and commissions	171	6	—	—

	$242	$2,769	$67	$316

8. STOCK-BASED COMPENSATION PLANS

On August 8, 2005, we adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by our stockholders at the annual meeting on September 22, 2005. The number of shares available for issuance under the 2005 Stock Incentive Plan is 1,600,000. On August 4, 2000, we adopted the American Bank Note Holographics, Inc. 2000 Stock Incentive Plan (as amended, the “2000 Plan”), which was approved by our stockholders at our annual meeting on September 12, 2000. In August 2001, our stockholders approved an amendment to the 2000 Plan increasing the shares available for issuance thereunder by 600,000 to 1,350,000 shares. On July 20, 1998, we adopted the 1998 Stock Incentive Plan (as amended, the “1998 Plan”, and collectively with the 2000 Plan and the 2005 Plan, the “Plans”). The number of shares available for issuance under the 1998 Plan is 1,863,000. The Plans were adopted for the purpose of granting various stock incentives to officers, directors, employees and consultants of ABNH. The board of directors (or a committee appointed by the board of directors) has discretionary authority, subject to certain restrictions, to administer the Plans. The total number of shares reserved for issuance under the Plans is 4,813,000 shares of common stock. Options to purchase 3,033,722 shares of common stock were outstanding under the Plans at December 31, 2006. The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date such option was granted. Options granted under the Plans generally become vested and exercisable for up to either 25% or 33 1/3% of the total optioned shares upon each succeeding anniversary of the date of grant. Generally, the unexercised portion of any option automatically terminates upon the termination of the optionee’s employment with us, unless otherwise determined by the board of directors; provided however, that any extension shall not extend beyond the expiration of the option, generally ten years. Upon a change in control, outstanding options will generally become fully vested. Prior to 2005 we only granted non-qualified stock options. Beginning in 2005 we began granting restricted shares in addition to stock options. At December 31, 2006, 133,500 shares of restricted stock had been issued. Restricted stock will fully vest three years from the date of issuance if the grantee is employed at that time. On January 19, 2007 we granted options to purchase an aggregate of 137,500 shares of common stock to our employees at an exercise price equal to the fair value of the common stock at the date of the grant. Additionally we issued 98,500 restricted shares to employees on that date. On January 26, 2007, we granted options to purchase an aggregate of 15,000 shares of common stock to our outside directors at an exercise price equal to the fair value of the common stock at the date of the grant. Beginning in 2007 stock based compensation awards to Executive officers will be granted following the release of year end earnings therefore no options or restricted shares have been granted to Executive Officers as of this date.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“FAS 123R”), Share-Based Payment, revising FAS 123 and requiring that all share-based payments to employees be recognized in the financial statements. We adopted the new statement effective January 1, 2006, using the modified-prospective transition method described in the statement. Under this method, we are required to recognize compensation expense for all awards granted after the adoption based on the grant date fair value estimated in accordance with FAS 123R and for the unvested portion of previously granted options that remain outstanding as of the adoption date based on the grant date fair value in accordance with the original provisions of FAS 123. In 2006, operating income was reduced by $980,000 for stock-based payment compensation expense for both stock options and restricted stock. Stock-based compensation in 2006 affected cost of goods sold by $225,000, selling, general and administrative expenses by $639,000 and research and development expenses by $116,000. Stock-based compensation expense reduced our 2006 net income by $611,000 and our basic and fully diluted earnings per share by $0.03. Prior periods have not been adjusted. Unearned compensation on restricted shares has been reclassified to additional paid in capital beginning January 1, 2006.

FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing net operating cash flows and increasing financing cash flows in periods after adoption. For the year ended December 31, 2006, we recognized financing cash flows amounting to $58,000 for such excess tax deductions. FAS 123R also requires the computation of an APIC pool which is the amount of excess tax benefits that are available for offset against future “shortfalls”. We calculated the beginning APIC pool using the “long-form” method. The APIC pool will be used subsequent to the adoption of FAS 123R in determining whether or not amounts of deferred tax assets related to stock options in excess of the tax deductions realized (short falls) will need to be recorded as an expense.

Prior to adopting FAS 123R, we applied the intrinsic value-based method of accounting prescribed in APB Opinion No. 25 and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

The following table details the effect on the Company’s net income and basic and diluted net income per share had compensation expense for stock-based awards been recorded in 2005 and 2004 based on the fair-value method under SFAS 123.

	2005	2004
Net income, as reported	$(581)	$1,801
Add: Stock-based employee compensation, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	208	77

Pro forma net income	$(789)	$1,724

Basic net income per share, as reported	$(0.03)	$0.10

Basic net income per share, proforma	$(0.04)	$0.09

Diluted net income per share, as reported	$(0.03)	$0.10

Diluted net income per share, proforma	$(0.04)	$0.09

We use the Black-Scholes option pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions, indicated below, the weighted average fair value of the stock option grants in 2006 and 2005 were $5.69 and $2.97, respectively. The table below indicates the key assumptions used in the valuation calculations for options granted in 2006 and 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2006	2005	2004
Term	5.5 years	7.5 years	—
Volatility	101.0%	63.0%	—
Dividend yield	0.0%	0.0%	—
Risk-free interest rate	4.72% – 5.19%	4.07% – 4.60%	—
Forfeiture rate	5.7%	—	—

Term—This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten (10) years. An increase in the expected term will increase compensation expense.

Volatility—This is the measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Volatilities are based on historical volatility of ABNH’s shares, and other factors such as expected volatility arising from planned changes in our business operations. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate—This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the options granted. An increase in the risk-free interest rate will increase compensation expense.

Dividend yield—We did not make any dividend payments during the last five years and we have no plans to make any dividend payments in the foreseeable future

Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming vested. An increase in the forfeiture rate will decrease compensation expense. A summary of the status of the Company’s outstanding stock options as of December 31, 2006, 2005 and 2004 and changes during the years then ended follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,971,938	$2.41	2,729,000	$2.15	2,838,000	$2.19
Granted	251,000	$5.69	491,166	$3.73	—	—
Exercised	(97,669)	$1.62	(184,562)	$1.96	(32,187)	$2.01
Forfeited	(91,547)	$5.18	(63,666)	$2.86	(76,813)	$2.10

Outstanding, end of year	3,033,722	$2.62	2,971,938	$2.41	2,729,000	$2.15

Exercisable, end of year	2,557,045	$2.30	2,330,165	$2.27	2,380,578	$2.32

Weighted average fair value of options granted during the year	$5.69		$3.07		$—

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.78 - $1.67	533,806	6.40	$1.02	487,798	$1.03
$1.68 - $1.94	708,500	3.32	$1.87	708,500	$1.87
$2.03 - $2.10	413,000	3.52	$2.04	413,000	$2.04
$2.50 - $2.50	611,500	2.34	$2.50	611,500	$2.50
$2.75 - $6.00	663,250	8.57	$4.31	232,581	$3.53
$6.45 - $8.50	103,666	2.74	$8.17	103,666	$8.17

$0.78 - $8.50	3,033,722	4.82	$2.62	2,557,045	$2.30

As of December 31, 2006 there was $1,354,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. These costs are expected to be recognized over a weighted average period of 0.9 years.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $238,000. The total intrinsic value of all stock options outstanding at December 31, 2006 was $1,972,000. The total intrinsic value of all vested stock options at December 31, 2006 was $1,884,000.

Cash received from stock option exercises in the year ended December 31, 2006 was $158,000. The income tax benefit from stock based arrangements totaled $86,000 all of which was attributable to stock option exercises and was credited to additional paid in capital.

The following table summarizes information about restricted stock awards for 2006:

	Shares	Weighted Average Grant-Date Fair Value	Fair Value of Shares Vested
Non-vested balance at December 31, 2005	15,000	$5.65
Granted	140,000	$5.98
Vested	(5,000)	$6.00	$2.72
Forfeited	(16,500)	$6.00

Non-vested balance at December 31, 2006	133,500	$5.94

Restricted stock awards were made under the 2005 Stock Incentive Plan and generally vest 100% three years from the grant date.

As of December 31, 2006 there was $559,000 of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.0 years.

As of December 31, 2006 an aggregate of 1,326,360 shares remained available for future grants and awards under our stock incentive plans, which cover stock options and restricted stock awards. We issue shares to satisfy stock option exercises and restricted stock awards.

9. EMPLOYEE BENEFITS PLANS

Retirement Plans—On October 1, 1999, the Company implemented defined contribution plans for its employees. Aggregate contributions to such plans, which have been charged to the Company’s operations, were approximately $58,000, $57,000 and $59,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Product Liability Matters—The Company provides holograms in connection with a wide range of its customers’ products, in which case it is possible that the Company is subject to product liabilities in association with those products or in connection with the holograms used with those products. Although the Company maintains product liability insurance, there can be no assurance that such insurance would be available to cover any such claim or available in amounts sufficient to cover all potential liabilities. As a result, product liability claims could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Warranty and Contracts Reserves—The Company believes that there is a reasonable likelihood that approximately $0.7 million of reserves on the balance sheet at December 31, 2006 will be reversed into income during 2007 as the periods for potential claims under the programs will expire.

Leases—The Company has long-term operating leases for offices, manufacturing facilities and equipment, which expire through 2017. The Company has three five year renewal options on its Robbinsville location, which provides for renewal rents based upon the adjusted fair market rental value, as defined in the lease agreement.

The Company is currently negotiating an extension to the lease on the facility in Huntingdon Valley, PA as the current lease will expire on June 30, 2007.

Rental expense was approximately $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2005, future minimum lease payments under non-cancelable operating leases, expiring through 2017, are as follows: $1.8 million in 2007; $0.7 million in 2008; $0.8 million in 2009; $0.6 million in 2010 and $3.9 million, thereafter.

Employment Agreements—The Company entered into employment agreements with certain of its current executive officers, which provide for, among other matters, minimum compensation of approximately $0.8 million in 2007 and $0.8 million in 2008. The agreements also provide for bonuses.

11. VISA DECISION

On February 23, 2006 we reported that we had learned that there had been a small number of incidents in which certain card terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating HoloMag. We also reported at that date that it had been advised by customers of a need to develop a second generation holographic magnetic tape product that addresses the ESD issue, and that we had commenced such development, but that there could be no assurance that we would be successful in developing such a product that would be acceptable to our customers.

On March 14, 2006, we were informed by VISA that, as a result of the ESD issue, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove hot stamp hologram or the mini hot stamp hologram, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. In VISA’s March 2006 correspondence to us VISA stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and continue to discuss the matter with VISA. We believe that we have complied with the VISA HoloMag Agreement and that the HoloMag product complied with all standards and specifications contained in such agreement.

Accordingly, in the quarter ended December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. Also shipments totaling approximately $2.3 million of VISA HoloMag that were completed and invoiced during the quarter ended March 31, 2006 were not recognized as revenue as the collection of these amounts was not considered probable as a result of the VISA Decision. During 2006 and subsequent to completing and filing our financial statements for the three months ended March 31, 2006 approximately $0.9 million, $0.2 million and $1.2 million was collected and accordingly the revenue was recorded in the quarter ended June 30, 2006, September 30, 2006, and December 31, 2006, respectively. Also during 2006 we wrote-off the value of our VISA HoloMag inventory and reversed the reserve for obsolescence that was recorded in the quarter ended December 31, 2005. Additionally as a result of the VISA Decision, in the twelve months ended December 31, 2006 we wrote-off approximately $0.8 million of idle facility costs that were not absorbed into inventory and approximately $0.3 million of costs that were capitalized on the balance sheet at December 31, 2005 relating to a terminated manufacturing project. During 2006 we also analyzed the provision levels for warranty liability and accounts receivable and recorded necessary adjustments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of American Bank Note Holographics, Inc.:

In our opinion, the 2006 and 2005 financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bank Note Holographics, Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and 8 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for inventory costs and stock-based compensation in 2006.

/s/ PricewaterhouseCoopers, LLP

Florham Park, New Jersey

March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American Bank Note Holographics, Inc.

We have audited the accompanying the statements of operations, stockholders’ equity, and cash flows of American Bank Note Holographics, Inc. for the year ended December 31, 2004. Our audit also included the information for the year ended December 31, 2004 included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Bank Note Holographics, Inc. for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information for the year ended December 31, 2004 in the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH H. TRAUB Kenneth H. Traub	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/S/ MARK J. BONNEY Mark J. Bonney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

* Salvatore F. D’Amato	Chairman of the Board	March 30, 2007

* Jordan S. Davis	Director	March 30, 2007

* Fred J. Levin	Director	March 30, 2007

* Richard L. Robbins	Director	March 30, 2007

* /S/ KENNETH H. TRAUB Kenneth H. Traub Attorney-in fact

Schedule II

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance, Beginning of Year	Additions		Deductions		Balance, End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
	(In Thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts (deducted from accounts receivable)	$500	$(150)	$—	$—	(1)	$350

Allowance for obsolescence (deducted from inventory)	$4,280	$143	$—	$3,445	(2)	$978

Year ended December 31, 2005:
Allowance for doubtful accounts (deducted from accounts receivable)	$180	$320	$—	$—	(1)	$500

Allowance for obsolescence (deducted from inventory)	$552	$4,102	$—	$374	(2)	$4,280

Year ended December 31, 2004:
Allowance for doubtful accounts (deducted from accounts receivable)	$180	$23	$—	$23	(1)	$180

Allowance for obsolescence (deducted from inventory)	$411	$216	$—	$75	(2)	$552

(1)	Accounts deemed to be uncollectible.
(2)	Destruction of obsolete inventory.