Form 10-K/A
period 2006-12-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2007-04-30
CIK 1052489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 30, 2007 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The information required by this item concerning our executive officers, directors and key employees is set forth under the headings “Executive Officers and Directors” and “Other Key Employees” in Part I of this Annual Report on Form 10-K.

Directors

Our directors, their ages, the year in which they each first became a director and their principal occupation or employment during the past five years are set forth below.

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years
Kenneth H. Traub	45	1999	Kenneth H. Traub has served as our President and Chief Executive Officer since March 2000 and as a director since April 1999. From February 1999 through March 2000, Mr. Traub served as our President and Chief Operating Officer, and from January 1999 to February 1999 he served as our consultant. Previously, Mr. Traub co-founded Voxware, Inc., a developer of digital speech processing technologies, and served on its Board of Directors from February 1995 to January 1998. Mr. Traub holds an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. from Emory University.

Salvatore F. D’Amato	78	1999	Salvatore F. D’Amato has served as our Chairman of the Board of Directors since April 1999 and as a director since March 1999. He was also our Chairman of the Board of Directors and President from 1983 to 1990 and was a consultant for us from time to time between 1990 and April 1999. Mr. D’Amato was President and a director of American Banknote Corporation, our former parent corporation, from 1977 to 1983. Mr. D’Amato holds a Masters degree in Engineering from Columbia University.

Jordan S. Davis	45	2005	Mr. Davis has served as a director since May 2005. Mr. Davis has been a Managing Partner of Radius Ventures, a venture capital firm since 1996. Mr. Davis also serves on the boards of directors of Health Language, Inc., Heartscape Technologies, Inc., Impliant, Inc. and Zettacore, Inc., each portfolio companies of Radius Ventures. Mr. Davis earned an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University in 1986 and a B.A. in Economics from The State University of New York at Binghamton in 1983.

Fred J. Levin	44	2000	Fred J. Levin has served as a director since February 2000. Mr. Levin has been the President and Chief Executive Officer of LGI Network LLC, a market research and information service company, since February 2002. Previously Mr. Levin was the President of the Concord Watch Division of Movado Group, Inc., a manufacturer and marketer of watches, from March 1998 to January 2002. Mr. Levin also served with Movado Group, Inc. as Senior Vice President, International from April 1995 to February 1998. Mr. Levin holds a B.S. in Industrial Engineering from Northwestern University and an M.B.A. from the Harvard Graduate School of Business Administration.

Richard L. Robbins	66	2006	Richard L. Robbins has served as a director since August 2006. Mr. Robbins served from October 2003 through January 2004 as Senior Vice President, Financial Reporting of Footstar, Inc., a nationwide retailer of footwear. He was Senior Vice President Financial Reporting and Control and Principal Financial Officer of Footstar, Inc. from January 2004 until March 2006. Footstar, Inc. filed for bankruptcy protection in March 2004 and emerged from bankruptcy in February 2006. From July 2002 to October 2003, Mr. Robbins was a partner in Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, Mr. Robbins was a partner of Arthur Andersen LLP. Mr. Robbins is currently a member of the board of directors of BioScrip, Inc., a community pharmacy and specialty drug company and of Vital Signs, Inc., a manufacturer of medical products.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based upon a review of the copies of the filings with the Securities and Exchange Commission and written representations from our executive officers, directors and persons who beneficially own more than 10% of our common stock, we believe that the Section 16(a) filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock in fiscal 2006 were complied with on a timely basis, except that Mr. D’Amato failed to file a Form 4 on a timely basis. Mr. D’Amato subsequently filed the Form 4 with the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, treasurer, controller, principal accounting officer and other employees performing similar functions. The Code of Ethics for Senior Financial Officers is available on our website. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Code of Ethics for Senior Financial Officers by either filing a Form 8-K or posting this information on our website within four business days following the date of amendment or waiver. We have also adopted a Code of Business Conduct covering all of our employees, which is available on our website. Our website address is www.abnh.com.

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are currently Richard Robbins (Chairman), Jordan Davis and Fred Levin. All of the members of our Audit Committee are independent within the meaning of Section 7(d)(3)(iv) of Schedule 14A applying the definition of independence set forth in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Our Board of Directors has determined that Mr. Robbins, who has served on our Board of Directors and Audit Committee since August 22, 2006, qualifies as an audit committee financial expert as defined by Item 407(d) of Regulation S-K of the Exchange Act.

Item 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The Compensation Committee of our Board of Directors (the “Compensation Committee”) presently consists of Messrs. Levin, Davis and Robbins, advises our Board of Directors on compensation matters, determines the compensation of the Chief Executive Officer, reviews and takes action on the recommendation of the Chief Executive Officer as to the appropriate compensation of other officers and key personnel and approves the grants of bonuses to officers and key personnel. The Compensation Committee also administers our Stock Incentive Plans. The fundamental policy of the Compensation Committee is to motivate and reward executives responsible for attaining the financial and strategic objectives essential to our long-term success and continued growth in shareholder value.

Compensation Program Philosophy and Objectives

In General. It is the Compensation Committee’s objective to have a portion of each executive officer’s compensation contingent upon our performance as well as upon each executive officer’s own level of performance. The compensation program has been designed to provide a competitive level of total compensation and offers incentive opportunities directly linked to our performance and shareholder return. Therefore, the compensation package for each executive officer is comprised of three different elements: (i) base salary which is designed to be competitive with salary levels in comparable companies, (ii) cash bonuses which reflect the achievement of qualitative and quantitative objectives and goals which are established at the beginning of each year and (iii) long-term stock based incentive awards in the form of stock options and/or restricted stock awards which strengthen the mutuality of interests between the executive officers and our stockholders.

The key objectives of the compensation program are:

•	Provide a strong, direct link between our financial and strategic goals and executive compensation.

•	Align the financial interests of executives with those of the shareholders through equity-based plans.

•	Motivate executives to achieve operating goals through an emphasis on performance-based compensation.

•	Provide competitive total compensation that recognizes individual performance and that can attract and retain high caliber key executives critical to our long-term success.

These objectives serve as guiding principles for all the decisions the Compensation Committee makes with respect to the amount and type of compensation payable to our executive officers.

Competitive Market. We define our competitive market for executive talent to be predominately the high technology manufacturing sector. Our intent is threefold: (1) to benchmark executive compensation against market data from companies similar to ours in size and revenue; (2) to retain high performing executives; and (3) to reward outstanding performance. To maintain a competitive level of total executive compensation, we use independent survey data to benchmark compensation and benefit packages of executives in similar industries and companies of similar size and complexity. This data illustrates the competitive data on the mix of the compensation elements and overall compensation delivery levels and is presented to the Compensation Committee for use in making appropriate decisions relative to our compensation philosophy and objectives.

Compensation Elements

Base Salary. We provide the opportunity for our executive officers to earn a competitive annual base salary. The base salary for each executive officer is specified in his respective employment agreement and was determined on the basis of experience, expected personal performance, salary levels in effect for comparable positions within and outside of the industry and internal and external base salary comparability considerations. The weight given to each of these factors differed from individual to individual as the Compensation Committee and the Board of Directors deemed appropriate. Pursuant to the terms of each executive officer’s employment agreement, as of the effective date of the agreement, Messrs. Traub, D’Amato and Bonney receive an annual base salary of $400,000, $104,335 and $215,000, respectively. Mr. Traub’s employment agreement provides that his annual base salary shall be increased by not less than 3% per annum if renewed.

Cash Incentives; Bonus. We provide the opportunity for our executive officers to earn cash incentive awards. We provide this opportunity to attract and retain an appropriate caliber of talent for the positions and to motivate executive officers to achieve our quarterly and annual business goals. Pursuant to his employment agreement, Mr. Traub’s target annual cash incentive is $100,000, provided it may be more or less based upon the Compensation Committee’s reasonable assessment of his performance against agreed upon objectives. Pursuant to his employment agreement, Mr. D’Amato’s target annual cash incentive was $40,000 for fiscal 2006 and will be $20,000 on a going forward basis, provided it may be more or less based upon the Compensation Committee’s reasonable assessment of his performance against agreed upon objectives. Mr. Bonney’s employment agreement does not provide for a target annual cash incentive and provides that such payment be based upon our performance and his individual performance against objectives determined by the Board of Directors or the Compensation Committee in consultation with our Chief Executive Officer, Mr. Traub. Mr. Bonney’s target bonus in 2006 was established by the Compensation Committee at $70,000.

For the year 2006, cash incentives for our executive officers were based upon attaining results toward established targets and achievement of personal and company-wide objectives as well as budgeted financial performance. In 2006 the financial performance portion was based on full year revenue and operating income and the year end balance of cash and cash equivalents. Non-financial objectives are determined based upon specific areas of responsibility and goals, and the results to be achieved during the performance period in support of our overarching objectives. Performance results that exceed targets could result in cash rewards in excess of the target awards in recognition of this performance.

Cash incentives in 2007 will be based upon the same structure as those in 2006.

Long Term Incentives—Equity. Long-term performance incentives are provided to our employees through our 1998 Stock Incentive Plan, 2000 Stock Incentive Plan and 2005 Stock Incentive Plan (collectively, the “Stock Incentive Plans”). These plans are administered by the Compensation Committee, which is authorized to award stock options or restricted stock to our employees, our non-employee directors, and certain advisors and consultants. At least annually, the Compensation Committee considers whether awards will be made to executive officers. Such awards are based on the scope and complexity of the position and competitive compensation data. The Compensation Committee has broad discretion to select the awardees and to establish the terms and conditions for the grant, vesting, and exercise of each stock option grant or restricted stock award. The number of shares subject to each stock option grant is set at a level intended to create meaningful opportunity for appreciation based on the executive officer’s current position with us, the size of comparable awards made to individuals in similar positions and the individual’s personal performance in recent periods. The Compensation Committee also considers the number of unvested stock options and restricted stock held by the executive officer in order to maintain an appropriate level of equity incentive for that individual.

In 2006 the Compensation Committee established set stock award dates. For our named executive officers, if stock option grants or restricted stock awards are awarded, the award will be made approximately two business days after the release of year end financial results. Accordingly, on April 3, 2007, we awarded Messrs. Traub and Bonney, 35,000 and 25,000 shares of restricted stock, respectively, and Mr. Bonney was also granted an option to purchase 20,000 shares of common stock. Grants of stock options and/or restricted stock to other key employees can be made at any time during the year with a historical practice being to approve these awards at the first Board of Directors or Compensation Committee meeting after the close of the fiscal year. These awards were approved on January 19, 2007.

The long-term incentive information related to our executive officers during the year ended December 31, 2006 is included in the (i) Summary Compensation Table, (ii) 2006 Grants of Plan-Based Awards table and (iii) Outstanding Equity Awards at Fiscal Year End table contained herein.

Stock Options. An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide executive officers with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price. Stock options generally vest 33% on the first anniversary of the grant and 67% equally over the following eight quarters.

A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest”, thus, providing an incentive for an option holder to remain employed by us. In addition, stock options link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to make decisions designed to increase the market price of our stock.

The exercise prices of the stock options granted to the executive officers during fiscal year 2006 are shown in the 2006 Grants of Plan-Based Awards table contained herein. Additional information on these grants, including the number of shares subject to each grant, also is shown in the 2006 Grants of Plan-Based Awards table.

There is a limited term in which the executive officers can exercise stock options, known as the option term. The option term is generally ten years from the date of grant. At the end of the option term, the right to purchase any unexercised options expires. Option holders generally forfeit any unvested options if their employment with us terminates. In certain instances, including upon a change of control of our company or upon an executive officer’s termination without cause or resignation for good reason, stock options may vest on an accelerated schedule.

Restricted Stock Awards. Restricted stock awards are intended to retain key employees, including the executive officers, through vesting periods. Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value.

Restricted stock awards generally are awarded periodically and determined by the Compensation Committee. Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive officer remains with us until the date of vesting. Restricted stock awards generally vest on the three year anniversary of the original award date. The purpose of granting restricted stock awards is to encourage ownership of our common stock by, and retention of, our executive officers.

Any unvested restricted stock awards generally are forfeited if the executive officer terminates employment with us or if the executive officer fails to meet the continuing employment restriction outlined in the restricted stock agreement. In certain instances, including upon a change of control of our company or upon an executive officer’s termination without cause or resignation for good reason, restricted stock awards may vest on an accelerated schedule.

Information on grants of restricted stock awards to our executive officers during the year ended 2006, including the number of shares subject to each award, is shown in the 2006 Grants of Plan-Based Awards table.

Profit Sharing and Retirement Plan. Our Profit Sharing and Retirement Plan for salaried employees (the “Retirement Plan”) was made effective as of July 1, 2003. The Retirement Plan is intended to be a qualified retirement plan under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by us to the Retirement Plan, and income earned thereon, are not taxable to employees until withdrawn from the Retirement Plan (except for contributions under the 401(k) component, which are subject to Social Security withholding) and so that our contributions, if any, will be deductible when made. The purpose of the Retirement Plan is to enable eligible employees, including our executive officers, to save for retirement. It may also provide certain benefits in the event of death, disability, or other termination of employment. The Retirement Plan is for the exclusive benefit of eligible employees and their beneficiaries. There are two components to the Retirement Plan, a 401(k)-type component and a profit sharing component.

Under the 401(k) component, employees may contribute up to a maximum amount as set by the Internal Revenue Service, subject to a federally imposed annual maximum of $15,000 in 2006 (up to an additional $5,000 for those fifty and over). Employees do not need to participate in the 401(k) component in order to be eligible for our contribution under the profit sharing component. Profit sharing contributions are made quarterly and for the year total 1% of the employee’s annual compensation (subject to legal maximums). The plan trustee, at the direction of each participant, invests funds in any of the available investment options.

In 2006, for Messrs. Traub, D’Amato and Bonney, we contributed $2,200, $2,200 and $2,062, respectively, to our 401(k) Retirement Plan.

Health and Welfare Benefits. All full-time employees, including our executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, short term and long term disability insurance and life insurance.

Perquisites. We provide each of our executive officers with either a cash car allowance or a leased vehicle. In addition, we provide for the cost of transportation to and from our headquarters and for the living quarters of two executive officers when in Robbinsville, New Jersey. Pursuant to the terms of his employment agreement, we have agreed to reimburse Mr. Bonney for all reasonable expenses up to $100,000 upon his relocation to the Robbinsville, New Jersey area, which reimbursement will be grossed-up to eliminate any tax consequences. We also pay the premium for Mr. Traub’s supplemental life and disability insurance and the group insurance premium for each of Messrs. Traub, D’Amato and Bonney.

Payments upon Termination or Change of Control. Information regarding payments to our executive officers upon termination or a change of control is provided under the heading “Potential Payments Upon Termination or a Change of Control” contained herein.

Employment Agreements

Kenneth H. Traub. We entered into an amended employment agreement with Kenneth H. Traub in March 2005 for an initial term of one year, which renews automatically for successive one year terms, unless we give at least 60 days written notice prior to the end of the current term. The agreement provides for an annual base salary of $412,000 in 2006, to be increased by not less than 3% per year upon renewal. Additionally, Mr. Traub is eligible to receive annual bonuses based on the Compensation Committee’s assessment of Mr. Traub’s performance for the prior year based on agreed-upon performance objectives. Mr. Traub’s target annual bonus shall be $100,000 provided that the actual bonus may be more or less than such target based on the Compensation Committee’s reasonable assessment of Mr. Traub’s performance against agreed upon objectives. Mr. Traub is also eligible to receive grants of stock options and restricted stock under our Stock Incentive Plans in the sole discretion of the Board of Directors or Compensation Committee. Mr. Traub’s employment agreement also provides that we will continue to provide him with term life insurance and disability insurance and a car, as well as all reasonable car maintenance, and related car insurance. In connection with his employment agreement, Mr. Traub has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information. Information regarding payments to Mr. Traub upon termination or a change of control is provided under the heading “Potential Payments Upon Termination or a Change of Control” contained herein.

Salvatore F. D’Amato. We entered into an employment agreement with Salvatore F. D’Amato in April 1999 for an initial term of two years, which renews upon mutual agreement for successive one year terms. The employment agreement provides for a base salary of $180,000 per year. Pursuant to the Agreement, Mr. D’Amato is eligible to receive bonuses at the discretion of our Board of Directors, with a target bonus of $10,000 per quarter. The quarterly bonus is required to be paid unless the Board determines otherwise based on certain factors. In connection with his employment agreement, Mr. D’Amato agreed not to compete with us during his term of employment and for one year thereafter.

We entered into an amended and restated employment agreement with Mr. D’Amato in December 2006 to provide for a reduction in the amount of time that Mr. D’Amato is expected to be in our office in Robbinsville, New Jersey to approximately two or three days each week. Pursuant to the amended and restated employment agreement, Mr. D’Amato shall receive an annual base salary of $104,335 and Mr. D’Amato’s target annual bonus shall be $20,000. Mr. D’Amato is also eligible to receive grants of stock options and restricted stock under our Stock Incentive Plans in the sole discretion of the Board of Directors or Compensation Committee. The agreement also provides for the assignment of ownership of an automobile which had been provided to him by us and the payment of $19,128 in lieu of accrued vacation days. We also agreed to reimburse Mr. D’Amato for airfare to and from his home in North Carolina to our offices in Robbinsville, New Jersey and for hotel accommodations in Robbinsville, New Jersey while working at our offices. In connection with his employment agreement, Mr. D’Amato has agreed not to compete with, or solicit from, us during his term of employment and for one year thereafter and has agreed not to disclose or use our confidential information. Information regarding payments to Mr. D’Amato upon termination or a change of control is provided under the heading “Potential Payments Upon Termination or a Change of Control” contained herein.

Mark J. Bonney. We entered into an employment agreement with Mark Bonney in June 2005 for an initial term of one year, which renews automatically for successive one-year terms, unless we give at least 60 days written notice prior to the end of the current term. The agreement provides for an annual base salary of $215,000. Pursuant to the agreement, Mr. Bonney is eligible to receive bonuses at the discretion of our Board of Directors or Compensation Committee in consultation with our Chief Executive Officer. In connection with the agreement, we granted to Mr. Bonney options to purchase up to 112,500 shares of our common stock at an exercise price of $3.80 per share and extended the terms of options to purchase 30,000 shares of our common stock previously granted to Mr. Bonney in connection with his service as member of our Board of Directors. Mr. Bonney is also eligible to receive future grants of stock options and restricted stock under our Stock Incentive Plans in the sole discretion of the Board of Directors or Compensation Committee. Mr. Bonney’s employment agreement also provides that we will reimburse Mr. Bonney up to $100,000 in connection with the relocation of his residence in connection with his employment by us which reimbursement will be grossed-up to eliminate any tax consequences. Mr. Bonney’s agreement also provides for a $700 per month car allowance. In connection with his employment agreement, Mr. Bonney agreed not to compete with us during his term of employment and for one year thereafter and not to disclose our confidential information. Information regarding payments to Mr. Bonney upon termination or a change of control is provided under the heading “Potential Payments Upon Termination or a Change of Control” contained herein.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the four other highest paid executive officers, excluding performance-based compensation. Through December 31, 2006, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation. We believe that our compensation philosophy of paying our executive officers with competitive salaries, cash bonuses and long-term incentives serves our best interest and that of our stockholders.

Future Periods

The foregoing discussion describes compensation objectives and policies which were utilized with respect to our executive officers named in the Summary Compensation Table contained herein during 2006. In the future, as the Compensation Committee continues to review each element of our executive compensation program, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award our executives officers may change.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with our management. Based on the review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE,

Fred Levin (Chairman)
Jordan Davis
Richard Robbins

Summary Compensation Table

The following table sets forth information relating to total compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer and our other executive officer (each, a “named executive officer”) during the fiscal year ended December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Kenneth H. Traub President and Chief Executive Officer	2006	$412,000	—	$83,513	$210,334	$60,000	—	$40,539	(3)	$806,386

Salvatore F. D’Amato — Chairman of the Board	2006	$208,670	—	$30,000	$34,878	$55,000	—	$59,664	(4)	$388,212

Mark J. Bonney Executive Vice President, Chief Financial Officer and Secretary	2006	$225,000	—	$30,544	$276,567	$42,000	—	$61,467	(5)	$635,578

(1)	Represents the amount of the total fair value of stock and option awards recognized by us as an expense in 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in 2006 were determined in accordance with FAS 123R. The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table below, as well as awards granted in 2003 through 2006 for which we recognized expense in 2006. The assumptions used to calculate the grant date fair value of these awards are set forth in the notes to our consolidated financial statements, which are included in Part II Item 8 of this Annual Report on Form 10-K. There can be no assurance that the FAS 123R amounts will ever be realized.
(2)	Reflects the value of cash incentive bonuses earned under our cash incentive plan.
(3)	Consists of the following perquisites paid for by us: (i) $24,178 for group and supplemental insurance premiums, (ii) $14,161 for personal use of an automobile, and (iii) a $2,200 contribution to our 401(k) plan.
(4)	Consists of the following perquisites paid for by us: (i) $19,872 for personal use of an automobile, (ii) $16,235 fair market value of an automobile that was given to Mr. D’Amato in conjunction with the terms of his Amended and Restated Employment Agreement, (iii) $2,229 for group insurance premiums and (iv) a $2,200 contribution to our 401(k) plan. Also includes the payment of $19,128 in lieu of accrued vacation time.
(5)	Consists of the following perquisites paid for by us: (i) $16,974 for group insurance premiums, (ii) $13,800 for personal use of an automobile, and (iii) $28,631 for use of our apartment in Robbinsville, New Jersey in advance of his expected relocation to the area, and (iv) a $2,062 contribution to our 401(k) plan.

2006 GRANTS OF PLAN-BASED AWARDS

Our Compensation Committee approved awards of stock options and restricted common stock under our 2005 Stock Incentive Plan to our named executive officers as set forth in the following grants of plan-based awards table during the year ended December 31, 2006:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of		Grant Date Fair Value of
Name	Grant Date	Target ($)	Maximum ($)	Shares of Stock or Units(#)		Stock and Option Awards($)(2)
Kenneth H. Traub	1/26/06	100,000	—	45,000	(3)	270,000

Salvatore F. D’Amato	1/26/06	40,000	—	5,000	(4)	30,000

Mark J. Bonney	1/26/06	70,000	—	30,000	(5)	180,000

(1)	Represents target payout levels under the cash incentive plan for 2006. We have not set a maximum annual amount for any of the named executive officers. The actual amount of incentive bonus earned by each named executive officer in 2006 is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. Additional information regarding the design of our cash incentive plan is included in the Compensation Discussion and Analysis.
(2)	Represents the total grant date fair value of restricted common stock and stock option awards granted to our named executive officers during 2006. The fair values of these awards were determined in accordance with FAS 123R. The assumptions used to calculate the grant date fair value of these awards are set forth in the notes to our consolidated financial statements, which are included in Part II Item 8 of this Annual Report on Form 10-K.
(3)	Consists of a restricted stock award of 45,000 shares which vests in full on January 26, 2009.
(4)	Consists of a restricted stock award of 5,000 shares which vested in full on May 15, 2006.
(5)	Consists of an option to purchase 20,000 shares which vest and become exercisable as to one-third on the first anniversary of the grant date and the remaining two-thirds will vest quarterly over the following two years and a restricted stock award of 10,000 shares which vests in full on January 26, 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity award holdings held by our named executive officers at December 31, 2006.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Name	Exercisable(2)		Unexercisable
Kenneth H. Traub	250,000 100,000 175,000 250,000 131,250 50,000 29,170 —	(3) (4)	— — — — 18,750 — 20,830 —	(3) (4)	1.75 2.50 2.03 1.9375 0.85 1.13 2.95 —	2/2/09 5/10/09 8/9/10 12/13/10 5/27/13 12/17/13 1/06/15 —	— — — — — — — 45,000	(5)	— — — — — — — 123,300

Salvatore F. D’Amato	175,000 75,000 75,000 25,000 15,000 15,000		— — — — — —		2.50 2.0313 1.9375 0.85 1.13 2.95	4/16/09 8/9/10 12/13/10 5/27/13 12/17/13 1/06/15	— — — — — —		— — — — — —

Mark J. Bonney	— — 56,243 8,334 16,666 — — —	(6) (4) (4) (4) (4)	10,000 3,334 56,257 11,666 — 20,000 — —	(6) (4) (4) (4) (4)	0.78 2.95 3.80 5.65 6.45 6.00 — —	2/19/13 1/6/15 6/8/15 9/21/15 12/15/15 1/25/16 — —	— — — — — — 5,000 10,000	(7) (5)	— — — — — — 13,700 27,400

(1)	Reflects the value as calculated based on the closing price of the Company’s common stock on December 29, 2006 of $2.74.
(2)	These options are fully vested and exercisable.
(3)	One-quarter of these options became vested and exercisable on the first anniversary of the grant date and the remaining three-quarters will vest quarterly over the following three years.
(4)	One-third of these options became fully vested and exercisable on the first anniversary of the grant date and the remaining two-thirds will vest quarterly over the following two years.
(5)	These shares vest in full on January 26, 2009.
(6)	These options vest as to one-fifth on each anniversary of the grant date.
(7)	These shares vest in full on November 15, 2008.

Option Exercises and Stock Vested

There were no exercises of stock options by our named executive officers during the year ended December 31, 2006. The following table sets forth the vesting of stock (reflecting restricted common stock) for our named executive officers during the year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting (1) ($)
Kenneth H. Traub	—	—	—	—
Salvatore F. D’Amato	—	—	5,000	$13,600
Mark J. Bonney	—	—	—	—

(1)	Amount in this column reflects the fair market value on May 15, 2006 the date upon which the restricted shares vested.

Pension Benefits

We do not sponsor any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

We currently do not sponsor any non-qualified defined contribution or other non-qualified deferred compensation plan.

Potential Payments Upon Termination or a Change of Control

As set forth in our employment agreements with each of Messrs. Traub, D’Amato and Bonney, a “Change of Control” means (i) the direct or indirect acquisition, whether by sale, merger, consolidation, or purchase of assets or stock, by any person, corporation, or other entity or group thereof of the beneficial ownership of our shares which, when added to any other shares the beneficial ownership of which is held by the acquiror, shall result in the acquirer’s having more than 33% of the votes that are entitled to be cast at meetings of stockholders as to matters on which all outstanding shares are entitled to be voted as a single class; provided, however, that such acquisition shall not constitute a Change of Control for purposes of such employment agreements if prior to such acquisition a resolution declaring that the acquisition shall not constitute a Change of Control is adopted by our Board with the support of a majority of our Board members who either were members of the Board for at least two years prior to the date of the vote on such resolution or were nominated for election to the Board by at least two-thirds of the directors then still in office who were members of the Board at least two years prior to the date of the vote on such resolution; and provided further, that neither us, nor any person who as of the date of such employment agreement, was one of our directors or officers, nor any trustee or other fiduciary holding securities under any of our employee benefit plans, nor any corporation owned, directly or indirectly, by our shareholders in substantially the same proportions as their ownership of our shares shall be deemed to be an “acquirer”, (ii) the election during any two-year period to a majority of the seats on our Board of Directors individuals who were not members of the Board at the beginning of such period unless such additional or replacement directors were approved by at least 80% of the continuing directors or (iii) stockholder approval of a plan of our complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets.

Kenneth H. Traub

We are party to an amended and restated employment agreement, dated March 29, 2005, with Mr. Traub. Pursuant to our agreement with Mr. Traub, upon the occurrence of the events described below Mr. Traub is entitled to receive certain benefits and/or payments from us.

Termination upon non-renewal. Under the terms of our agreement with Mr. Traub, in the event that his agreement is not renewed he shall receive an amount equal to two times his salary and bonus for the prior year.

Resignation by Mr. Traub. In the event Mr. Traub resigns, other than for “good reason,” he shall (a) have no right to receive any further salary or bonus, (b) cease to be covered under or permitted to participate in any of our benefit plans and (c) forfeit any and all non-vested options granted or non-vested common stock purchased under our stock option or equity incentive plans.

Termination for “cause” or upon disability or death. In the event Mr. Traub is terminated for “cause” he shall (a) have no right to receive any further salary, (b) be entitled to receive any bonus, payable on a pro rata basis which may have accrued, (c) cease to be covered under or be permitted to participate in any of our benefit plans (except payments due under any life or disability insurance plans) and (d) have no further right to purchase shares of our common stock under any stock option or equity incentive plan; provided, that all restrictions on any options or shares of restricted stock purchased by Mr. Traub shall lapse on his termination date. In the event of Mr. Traub’s death, we shall continue to pay his salary for a period of one year following his death and his beneficiaries shall be entitled to receive any bonus, payable on a pro rata basis, which may have accrued and his beneficiaries shall be entitled to all rights with respect to any options granted or common stock purchased for a period of two years following his death and all restrictions shall lapse on such date.

Termination without “cause” or resignation for “good reason.” In the event that Mr. Traub is terminated without “cause” or resigns for “good reason,” he shall (a) receive his salary and any bonus which may have accrued or which otherwise would have been granted by the Board had Mr. Traub not resigned or been terminated for two years following the termination date (except in the event Mr. Traub resigns for good reason in which case such amount will be reduced by 50%), (b) continue to participate in any of our benefit plans, (c) all non-vested options to purchase shares of common stock shall vest on Mr. Traub’s termination date and Mr. Traub shall be entitled to all rights with respect to such options or common stock purchased under our stock option plan and equity incentive plan for a period of two years following the termination date and (d) all restrictions on restricted stock shall lapse on the date of Mr. Traub’s termination.

Termination upon a “change of control” or resignation for “good reason” following a “change of control”. In the event that Mr. Traub is terminated subsequent to a “change of control” or he resigns for good reason within one year following a “change of control” he shall receive in one lump sum payment within 30 days of his termination an amount equal to two times his salary and bonus. In the event that Mr. Traub is terminated subsequent to a “change of control” or he resigns for good reason at any time after one year following a “change of control” he shall receive in one lump sum payment within 30 days of his termination an amount equal to three times his salary and bonus. The Compensation Committee has interpreted “bonus” in this context to mean Mr. Traub’s target bonus. To the extent such amounts are in excess of the amount allowable under Section 280(G) of the Internal Revenue Code or are subject to excise tax, we will gross-up any additional amounts due. In addition, all non-vested options to purchase shares of common stock shall vest on Mr. Traub’s termination date and all restrictions on restricted stock shall lapse on the date of Mr. Traub’s termination.

For purposes of Mr. Traub’s amended and restated employment agreement the following terms have the meanings set forth below:

“Cause” means (i) the commission of any act of willful and material embezzlement or fraud on the part of Mr. Traub against the Company, (ii) any act or omission which constitutes a willful and material breach by Mr. Traub of his employment agreement, (iii) Mr. Traub’s conviction of a crime, which is reasonably likely to have a material adverse effect on us or will prevent Mr. Traub from performing his duties for a sustained period of time, (iv) Mr. Traub becoming disabled or the death of Mr. Traub; provided, however, that cause shall not include any act or omission by Mr. Traub undertaken in good faith exercise of his business judgment or upon the reliance on counsel.

“Good Reason” means the occurrence of (i) our material breach of Mr. Traub’s employment agreement, (ii) the assignment to Mr. Traub of duties inconsistent with his position or any significant adverse alteration in the status or condition of his employment or the nature of his responsibilities, (iii) our failure to continue to provide Mr. Traub with benefits substantially similar to those set forth in his employment agreement or to continue in effect any benefit or stock option plan which is material to his compensation or (iv) our failure to maintain directors and officers insurance at a specified level; provided that we shall have the opportunity to remedy the reasons set forth in (i), (iii) and (iv).

Salvatore F. D’Amato

We are party to an amended and restated employment agreement, dated December 19, 2006, with Mr. D’Amato. Pursuant to our agreement with Mr. D’Amato, upon the occurrence of the events described below Mr. D’Amato is entitled to receive certain benefits and/or payments from us.

Termination Upon a Change of Control. In the event Mr. D’Amato is terminated following a “Change of Control” for reasons other than “cause” or the executive resigns for “good reason” we will pay Mr. D’Amato a lump sum payment equal to his annual base salary at the time of his termination or resignation. To the extent such amounts are in excess of the amount allowable under Section 280(G) of the Internal Revenue Code or are subject to excise tax, we will gross-up any additional amounts due, and all non-vested options to purchase shares of common stock under our stock option and equity incentive plans shall lapse on his termination date. For purposes of Mr. D’Amato’s employment agreement “good reason” means the occurrence of (i) our material breach of Mr. D’Amato’s employment agreement, (ii) the assignment to Mr. D’Amato of duties inconsistent with his position or any significant adverse alteration in the status or condition of his employment or the nature of his responsibilities, (iii) our failure to continue to provide Mr. D’Amato with benefits substantially similar to those set forth in his employment agreement or to continue in effect any benefit or stock option plan which is material to his compensation or (iv) our failure to maintain directors and officers insurance at a specified level; provided that Mr. D’Amato shall not be deemed to have terminated his employment for “good reason” if the reason for his resignation is remedied prior to his termination date.

Mark J. Bonney

We are party to an employment agreement, dated June 9, 2005, with Mr. Bonney. Pursuant to our agreement with Mr. Bonney, upon the occurrence of the events described below Mr. Bonney is entitled to receive certain benefits and/or payments from us.

Resignation by Mr. Bonney. In the event Mr. Bonney resigns, other than for “good reason,” he shall (a) have no right to receive any further salary or bonus, (b) cease to be covered under or permitted to participate in any of our benefit plans and (c) forfeit any and all non-vested options granted or non-vested common stock purchased under our stock option or equity incentive plans.

Termination upon non-renewal. Under the terms of our agreement with Mr. Bonney, in the event that his agreement is not renewed he shall receive an amount equal to his then existing salary for the next six months and he shall continue to participate in our benefit plans for such six month period.

Termination for “cause” or upon disability or death. In the event Mr. Bonney is terminated for “cause” he shall (a) have no right to receive any further salary, (b) cease to be covered under or be permitted to participate in any of our benefit plans (except payments due under any life or disability insurance plans) and (c) have no further right to purchase shares of our common stock under any stock option or equity incentive plan.

Termination without “cause” or resignation for “good reason.” In the event that Mr. Bonney is terminated without “cause” or resigns for “good reason,” he shall (a) receive his salary then in effect for a period of six months following his termination date, (b) continue to participate in any of our benefit plans, and (c) shall be entitled to exercise stock options granted under any stock option or equity incentive plan that have vested as of the termination date for a period of nine months following his termination date.

Termination upon a “change of control” or resignation for “good reason” following a “change of control.” In the event that Mr. Bonney is terminated subsequent to a “change of control” or he resigns for good reason at any time following a “change of control” he shall receive in one lump sum payment within 30 days of his termination an amount equal to 1.5 times his salary and bonus. The Compensation Committee has interpreted the word “bonus” in this context to mean Mr. Bonney’s target bonus. To the extent such amounts are in excess of the amount allowable under Section 280(G) of the Internal Revenue Code or are subject to excise tax, we will gross-up any additional amounts due. In addition, all non-vested options to purchase shares of common stock shall vest on Mr. Bonney’s termination date and all restrictions on restricted stock shall lapse on the date of Mr. Bonney’s termination.

“Cause” means (i) the commission of any act of theft or fraud on the part of Mr. Bonney against the Company, (ii) any act or omission which constitutes a material breach by Mr. Bonney of his employment agreement, including a refusal or failure by Mr. Bonney to perform his duties and obligations hereunder, (iii) Mr. Bonney’s conviction of a crime, (iv) Mr. Bonney becoming disabled or (v) the death of Mr. Bonney.

“Good Reason” shall mean the occurrence of (i) our material breach of Mr. Bonney’s employment agreement by the Company or (ii) our failure to continue to provide Mr. Bonney with salary and benefits substantially similar to those described in Mr. Bonney’s employment agreement, or to continue in effect any benefit or stock option plan which is material to Mr. Bonney’s compensation, including but not limited to, our stock option or equity incentive plans, or the failure to pay Mr. Bonney a bonus in accordance with the terms of his employment agreement; provided, however, Mr. Bonney shall not be deemed to have “good reason” to terminate his employment until such time as we shall have received notice of his intent to terminate his employment upon the occurrence of an event set forth in (i) or (ii) above, the nature of such events and we have been given thirty (30) days to remedy such events.

The following table sets forth the estimated value of payments and benefits due to our named executive officers under the circumstances summarized above pursuant to their employment agreements assuming our named executive officers’ employment was terminated on December 31, 2006.

Name	Payment Trigger Event	Salary Severance	Bonus Severance (1)	Benefits/ Perquisites (2)	Equity Acceleration(3)	Tax Gross-Up (4)	Other Payments (5)	Total Value
Kenneth H. Traub	Non-Renewal	$824,000	$200,000	—	—	—	—	$1,024,000

	Termination For Cause	—	$100,000	—	—	—	$24,177	$124,177

	Termination without Cause	$824,000	$200,000	$32,724	$236,243	—	$48,354	$1,341,321

	Resignation for Good Reason	$412,000	$100,000	$16,362	$236,243	—	$24,177	$788,782

	Termination upon a Change of Control or Resignation for Good Reason within one year of a Change of Control	$824,000	$200,000	—	$236,243	—	—	$1,260,243

	Termination upon a Change of Control or Resignation for Good Reason after one year of a Change of Control	$1,236,000	$300,000	—	$236,243	$48,273	—	$1,820,516

	Disability	—	$100,000	—	—	—	$24,177	$124,177

	Death	$412,000	$100,000	—	—	—	—	$512,000

Salvatore F. D’Amato	Termination upon a Change of Control	$208,670	—	—	—	—	—	$208,670

Mark J. Bonney	Non-Renewal	$112,500	—	$6,901	—	—	$8,487	$127,888

	Termination without Cause	$112,500	—	$6,901	—	—	$8,487	$127,888

	Resignation for Good Reason	$112,500	—	$6,901	—	—	$8,487	$127,888

	Termination upon a Change of Control or Resignation for Good Reason following a Change of Control	$337,500	$105,000	—	$347,865	—	—	$790,365

(1)	Based upon the executive’s target bonus assuming a change of control occurred on December 31, 2006.
(2)	Includes the use of a company vehicle and the Company’s contribution to the executive’s 401-K account.
(3)	Accelerated equity value is equal to the remaining expense to be recorded by the Company for options and stock awards that were unvested on December 31, 2006 according to FAS 123R.
(4)	Compensation and benefits in excess of three times compensation may be subject to a non-deductible 20% excise tax under Internal Revenue Code 280G.
(5)	Includes the Company’s premium cost for all employee benefits and executive supplemental benefits.

Director Compensation

Each of our non-employee directors receives compensation of $12,000 per year for serving on the Board of Directors. Each also receives $1,000 for each board meeting attended in person, $500 for each telephonic board meeting attended and $500 for each committee meeting attended. The chairman of each committee receives an additional $6,000 annual fee. We reimburse our directors for any expenses incurred in attending meetings of the Board of Directors and the committees thereof. Upon their initial election to the Board of Directors, each non-employee director is granted options to purchase 25,000 shares of our common stock. Such options are exercisable at the fair market value of the common stock at the date of grant. These options become vested and exercisable for up to 20% of the total option shares upon the first anniversary of the grant of the options and for an additional 20% of the total option shares upon each succeeding anniversary until the option is fully exercisable at the end of the fifth year. In addition, each non-employee director receives an option to purchase 5,000 shares of our common stock at the first meeting of the Board of Directors of each calendar year. Such options are exercisable at the fair market value on the date of the grant and will become vested and exercisable over a period of three years. In addition, directors may, from time to time, receive additional grants of options to purchase shares of our common stock as determined by our Board of Directors.

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth H. Traub	—	—	—		—	—	—	—
Salvatore F. D’Amato	—	—	—		—	—	—	—
Fred J. Levin(2)	$29,500	—	7,351	(3)	—	—	—	$36,851
Jordan S. Davis(4)	$28,000	—	7,351	(3)	—	—	—	$35,351
Richard L. Robbins(5)	$13,500	—	4,629	(6)	—	—	—	$18,129

(1)	Represents the amount of the total fair value of stock and option awards recognized by us as an expense in 2006 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in 2006 were determined in accordance with FAS 123R. The assumptions used to calculate the grant date fair value of these awards are set forth in the notes to our consolidated financial statements, which are included in Part II Item 8 of this Annual Report on Form 10-K. There can be no assurance that the FAS 123R amounts will ever be realized.
(2)	Mr. Levin is the Chairman of the Compensation Committee.
(3)	Consists of an option to purchase 5,000 shares of common stock granted on January 26, 2006. One-third of these options will become fully vested and exercisable on the first anniversary of the grant date and the remaining two-thirds will vest quarterly over the following two years.
(4)	Mr. Davis served as the Chairman of the Audit Committee until August 22, 2006.
(5)	Mr. Robbins became a member of our Board of Directors on August 22, 2006, at which time he was appointed Chairman of the Audit Committee.
(6)	Consists of an option to purchase 25,000 shares of common stock granted on August 22, 2006 upon Mr. Robbins’ election to the Board of Directors. One-fifth of these options will become fully vested and exercisable on each anniversary of the grant date.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Levin, Davis and Robbins. No member of our Compensation Committee is or has been an officer or employee of us. No interlocking relationships exist between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers or directors serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that it be included in this Annual Report on Form 10-K.

Compensation Committee

Fred Levin (Chairman)

Jordan Davis

Richard Robbins

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 31, 2007 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the (“SEC”)) of our common stock by each person known to us to beneficially own more than five percent of our outstanding common stock.

Name of beneficial owner	Amount and nature of beneficial ownership (1)	Percentage of common stock (1)
Crane & Co., Inc. 30 South Street Dalton, MA 01226(2)	3,387,720	17.9%

Libra Advisors, LLC Libra Associates, LLC Libra Fund, L.P. Ranjan Tandon(3)	2,156,000	11.4%

Michael J. Harkins Levy, Harkins & Co., Inc. The Gracy Fund, L.P. Edwin A. Levy James Lebenthal(4)	3,960,128	20.9%

William M. Hitchcock Randall C. Bassett David H. Hancock SEP IRA F/B/O Norman H. Pessin Sandra F. Pessin Michael J. Harkins Levy, Harkins & Co., Inc. The Gracy Fund, L.P. Edwin A. Levy James Lebenthal (5)	3,960,128	20.9%

VN Capital Fund I, L.P. VN Capital Management, LLC Joinville Capital Management, LLC James T. Vanasek Patrick Donnell Noone(6)	968,957	5.1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 31, 2007, we had 19,034,138 shares of our common stock outstanding.
(2)	The address of the principal office of Crane & Co., Inc. is 30 South Street, Dalton, Massachusetts 01226.
(3)	The information provided is based solely on a Schedule 13G, as amended, filed with the SEC on February 14, 2007. Libra Advisors, LLC is the general partner of Libra Fund, L.P. which owns 1,803,316 shares of common stock. Libra Advisors, LLC has the power to vote and to direct the voting of and the power to dispose and direct the disposition of these 2,156,000 shares. Ranjan Tandon is the sole voting member and manager of Libra Advisors, LLC and may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 2,156,000 shares of common stock beneficially owned by Libra Advisors, LLC. The address of the principal office of each of Libra Advisors, LLC, Libra Fund, LP, Libra Associates, LLC and Ranjan Tandon is 909 Third Avenue, New York, New York 10022.
(4)	The information provided is based solely on a Schedule 13D filed with the SEC on April 9, 2007. Michael J. Harkins (“Harkins”) may be deemed to beneficially own 3,960,128 shares of our common stock because he is the president of Levy, Harkins & Co., Inc. (“LHC”) and a general partner of The Gracy Fund, L.P. (“The Gracy Fund”). LHC and The Gracy Fund are parties to a Voting Agreement, dated March 28, 2007, by and among LHC, The Gracy Fund, William M. Hitchcock, Randall C. Bassett, David H. Hancock, the SEP IRA F/B/O Norman H. Pessin, Sandra F. Pessin, Edwin A. Levy (“Levy”) and James Lebenthal (“Lebenthal”). Each of the parties to the Voting Agreement may be deemed, individually and as a group, to beneficially own 3,960,128 shares of our common stock and have shared voting power with respect to such shares. Harkins may be deemed to share voting power as to 3,960,128 shares of our common stock by nature of his position as president of LHC and general partner of The Gracy Fund. LHC may be deemed the beneficial owner of (i) 1,440,856 shares of common stock held in individual accounts of investment advisory clients of LHC and (ii) 413,300 shares of common stock owned by The Gracy Fund, Levy, Harkins and Lebenthal. The Gracy Fund, a private investment company, is the beneficial owner of 294,500 shares of common stock. LHC, Harkins, Levy and Lebenthal have shared power to vote or direct the vote of, and dispose or to direct the disposition of the 1,440,856 shares beneficially owned or deemed beneficially owned by LHC. The Gracy Fund, Harkins, Levy and Lebenthal have shared power to vote or direct the vote of, and dispose or to direct the disposition of the 294,500 shares beneficially owned or deemed beneficially owned by The Gracy Fund. Levy, individually is the beneficial owner of 117,100 of common stock. Lebenthal, individually is the beneficial owner of 1,700 shares of common stock. The address of the principal office of each of LHC, The Gracy Fund, Harkins, Levy and Lebenthal is 366 Madison Avenue, New York, New York 10017.

(5)

The information provided is based solely on a Schedule 13D filed with the SEC on March 30, 2007. Each of William M. Hitchcock (“Hitchcock”), Randall C. Bassett (“Bassett”), David H. Hancock (“Hancock”), the SEP IRA F/B/O Norman H. Pessin (the “Pessin IRA”), Sandra F. Pessin (“Pessin”), Levy Harkins & Co., Inc. (“LHC”), The Gracy Fund, L.P. (“The Gracy Fund”), Edwin A. Levy (“Levy”) and James Lebenthal (“Lebenthal”) are parties to a Voting Agreement, dated March 28, 2007. Each of the parties to the Voting Agreement may be deemed, individually and as a group, to beneficially own 3,960,128 shares of our common stock and have shared voting power with respect to such shares. Hitchcock has sole dispositive power with respect to 436,500 shares of our common stock and disclaims beneficial ownership of 5,500 shares owned by his wife. Basset has sole dispositive power with respect to 55,000 shares of our common stock. Hancock has sole dispositive power as to 232,822 shares of our common stock and disclaims beneficial ownership of 25,000 shares owned by his adult son. The Pessin IRA has sole dispositive power with respect to 895,810 shares of our common stock. Pessin has sole dispositive power with respect to 485,840 shares of our common stock. LHC shares dispositive power as to 1,440,856 shares of our common stock and dispositive power as to these shares is shared with the owners of such managed accounts. The Gracy Fund shares dispositive power with respect to 294,500 shares of our common stock with Levy, Lebenethal and Michael J. Harkins (“Harkins”). Levy has sole dispositive power as 117,100 shares of our common stock and shares dispositive power as to 1,440,856 shares with LHC, Lebenthal and Harkins and with the owners of such managed accounts. Lebenthal has sole dispositive power as to 1,700 shares of our common stock and shares dispositive power as to 1,440,856 shares with LHC, Levy and Harkins and with the owners of such managed accounts. Harkins may be deemed to share voting power as to 3,960,128 shares by nature of his position as president of LHC and general partner of The Gracy Fund. The address of the principal office of Hitchcock is 712 Main Street, Suite 1250, Houston, Texas 77002. The address of the principal office of Bassett is 2601 Ocean Park Boulevard, Suite 320, Santa Monica, California 90405. The address of the principal office of Hancock is 12498 S. Highway, Grandview, Missouri 64030. The address of the principal office of the Pessin IRA and Pessin is 400 E. 51st Street, New York, New York 10017. The address of the principal office of each of LHC, The Gracy Fund, Harkins, Levy and Lebenthal is 366 Madison Avenue, New York, New York 10017.

(6)	The information is based solely on a Schedule 13D filed with the SEC on January 9, 2007. VN Capital Fund I, L.P. (“VN Fund”) has sole voting and dispositive power with respect to 968,957 shares of our common stock. The general partners of VN Fund are VN Capital Management, LLC (“VN Capital”) and Joinville Capital Management, LLC (“Joinville”) and as such may be deemed to beneficially own the 968,957 shares of our common stock owned by VN Fund. James T. Vanasek and Patrick Donnell Noone are the managing members of VN Capital and Joinville and as such may be deemed to beneficially own the 968,957 shares of our common stock owned by VN Fund. The address of the principal office of each of VN Fund, VN Capital, Joinville and Messrs. Vanasek and Noone is 1133 Broadway, Suite 1609, New York, New York 10010.

The following table sets forth information as of March 31, 2007 regarding the beneficial ownership of our common stock of: (i) each director, (ii) each executive officer named in the summary compensation table and (iii) all our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

Name (1)	Aggregate number of shares beneficially owned (2)	Percentage of common stock (3)
Kenneth H. Traub(4)	1,053,336	5.3%
Salvatore F. D’Amato(5)	387,000	2.0%
Mark J. Bonney(6)	140,631	*
Fred J. Levin(7)	103,585	*
Jordan S. Davis(8)	31,667	*
Richard L. Robbins	—	*
All directors and executive officers as a group (6 persons)(9)	1,716,219	8.3%

*	Represents less than 1% of our outstanding common stock.
(1)	The address for each person named in the table is c/o American Bank Note Holographics, Inc., 2 Applegate Drive, Robbinsville, New Jersey 08691.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. At March 31, 2007, we had 19,034,138 shares of our common stock outstanding. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2007 are deemed outstanding for computing the percentage beneficially owned by the person holding such options.
(3)	Based on the number of shares outstanding at March 31, 2007.
(4)	Includes 1,008,336 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2006. Includes 45,000 shares of restricted stock that fully vest on January 26, 2009.
(5)	Includes 380,000 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2006.
(6)	Includes 105,631 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2006. Includes 15,000 shares of restricted stock, 5,000 of which fully vest on November 15, 2008 and the balance of which fully vest on January 26, 2009.
(7)	Includes 29,999 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2006.
(8)	Includes 11,667 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2007.
(9)	Includes 1,535,633 shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2007.

Equity Compensation Plan Information

The information required by this item concerning our common stock which may be issued under our equity compensation plans at December 31, 2006 is set forth under the heading “Equity Compensation Plan Information” in Part II Item 5 of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On June 30, 2000, we entered into a Stock Purchase Agreement (the “Agreement”) with Crane & Co., Inc. (“Crane”). Under the Agreement, we sold 3,387,720 shares of our common stock to Crane for an aggregate purchase price of $9,316,230. The Agreement also provides that our Board of Directors and our audit committee of our Board of Directors each be expanded by one position, which was filled by Douglas A. Crane, a representative of Crane. Mr. Crane resigned from our Board of Directors on November 29, 2005 and Crane & Co. has not appointed a replacement. On November 30, 2005 we were informed by Crane & Co., Inc. of their intention to sell a portion or all of their shares in an orderly manner to institutional buyers. Crane & Co., Inc. has not sold any shares as of April 15, 2007.

The Agreement also contains a standstill provision, whereby Crane agreed that, among other things, neither it nor its affiliates, except as otherwise provided for in the Agreement, will acquire more than its current proportionate share of our outstanding securities. The standstill provision also provides that Crane will not offer, sell or transfer any of its voting securities of our company during a tender or exchange offer if such offer is opposed by our Board of Directors. The standstill provision also prohibits Crane from participating, directly or indirectly, in any “solicitation” of “proxies” to vote (as such terms are used in the proxy rules of the Securities and Exchange Commission), or seek to advise or influence any person or entity with respect to voting of any voting securities of the Company or vote in favor of any matter (including without limitation any acquisition transaction) that is opposed by the Board of Directors. Further Crane agreed to not join a partnership, syndicate or other group, or otherwise act in concert with any other person, for the purpose of acquiring, holding, voting or disposing of any voting securities of the Company or otherwise participate, directly or indirectly, in any acquisition transaction involving the Company that is not approved by the Board. In connection with the transaction, Crane also received the right to cause us to register Crane’s shares for public resale and the right to include such shares in any future registration of our securities, subject to certain exceptions.

During 2000, we entered into agreements with Crane under which we rented factory space and lease employees for our facility in Dalton, Massachusetts. This arrangement ended in October 2006 and all leased facilities and employees were turned over to Crane at that time. For the years ended December 31, 2006, 2005 and 2004, we paid Crane under these agreements $60,000, $72,000 and $72,000, respectively, for the rental of the factory space and $62,000, $153,000 and $169,000, respectively, for the leased employees.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of the directors has with us, either directly or indirectly. Based on this review, the Board of Directors has determined that each of Messrs. Davis, Levin and Robbins are “independent directors” applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, and Messrs. Traub and D’Amato were not “independent directors” by virtue of their employment by us.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

PricewaterhouseCoopers, LLP, our independent registered public accounting firm for 2005 and 2006 and Ernst & Young LLP, our former independent registered public accounting firm, were paid for audit and other services rendered as set forth below.

	PricewaterhouseCoopers, LLP	Ernst & Young LLP
2006 Fiscal Year
Audit Fees	$322,000	$—
Audit-Related Fees	100,370	—
Tax Fees	16,000	—
All Other Fees	—	$5,000

Total Fees for the Year Ended December 31, 2006	$438,370	5,000

	PricewaterhouseCoopers, LLP	Ernst & Young LLP
2005 Fiscal Year
Audit Fees	$253,000	$25,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	13,000

Total Fees for the Year Ended December 31, 2005	$253,000	$38,000

Tax fees for 2006 pertained to reviews of our federal and state tax returns.

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

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report. (*)

(2)	Financial Statement Schedules

The financial statement schedule required by this item is submitted in a separate section on page S-1 of this report. (*)

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

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate. (1)

4.2	Stock Purchase Agreement by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. dated as of June 29, 2000. (3)

10.1	Form of Separation Agreement, by and between American Bank Note Corporation and American Bank Note Holographics, Inc. dated July 20, 1998. (1)

10.2	Form of License Agreement. (1)

10.3	Form of Transitional Services Agreement. (1)

10.4	Form of Employee Benefits Allocation Agreement. (1)

10.5	Form of 1998 Stock Incentive Plan. (1)

10.6	Form of 2000 Stock Incentive Plan. (6)

10.7	Amendment to the 2000 Stock Incentive Plan. (15)

10.8	Form of 2005 Stock Incentive Plan. (17)

10.9	Form of Defined Contribution Plan. (1)

10.10	Employment Agreement, dated April 20, 1999, between Salvatore F. D’Amato and American Bank Note Holographics, Inc. (7)

10.11	Amended and Restated Employment Agreement between Kenneth Traub and American Bank Note Holographics, Inc., dated March 29, 2005. (16)

10.12	Amended and Restated Employment Agreement, dated June 9, 2005, between Alan Goldstein and American Bank Note Holographics, Inc. (15)

10.13	Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company and American Bank Holographics, Inc. (9)

10.14	Agreement entered into between MACK-CALI CW REALITY ASSOCIATES L.L.C., and American Bank Note Holographics, Inc. as the Second Amendment to the Standard Form of Loft Lease, dated as of July 23, 1992, by and between Robert Martin Company (Succeeded by MACK-CALI) and American Bank Note Holographics, Inc. dated September 12, 2006. (21)

10.15	Lease Agreement, dated as of January 19, 2001 by and between Crane & Co., Inc. and American Bank Note Holographics, Inc. (9)

10.16	Lease Agreement, dated August 11, 2002, by and between Mark Hankin and HanMar Associates MLP, tenants-in-common and American Bank Note Holographics, Inc. with Addenda thereto. (11)

10.17	Settlement Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)

10.18	Patent License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz GmbH & Co. KG (10)(+)

10.19	Substitute Cross License Agreement, dated July 1, 2002, by and between American Bank Note Holographics, Inc. and Leonhard Kurz & Co. KG (10)

10.20	Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holograhics, Inc. (11)(+)

10.21	Amendment No. 1 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (13) (+)

10.22	Amendment No. 2 to Hologram Agreement, dated March 25, 2005 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (18) (+)

10.23	Amendment No. 3 to Hologram Agreement, dated August 24, 2005 to the Hologram Agreement, dated February 28, 2003, by and between MasterCard International Incorporated and American Bank Note Holographics, Inc. (18) (+)

10.24	VISA International Holographic Magnetic Stripe Tape Manufacturing Approval Association and American Bank Note Holographics, Inc. (18) (+)

10.25	Form of Indemnification Agreement between the Company and its directors and officers. (12)

10.26	Sublease Agreement by and between APW North America Inc. and American Bank Note Holographics, Inc., dated December 14, 2004. (14)

10.27	Subordination, Non-Disturbance, Attornment, Renewal and Option to Purchase Agreement by and between American Bank Note Holographics, Inc. and More Applied Four (DE) LLC, dated December 14, 2004. (14)

10.28	Subordination, Non-Disturbance and Attornment Agreement by and between American Bank Note Holographics, Inc. and LaSalle Bank National Association, formerly known as LaSalle National Bank, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WF1, dated December 14, 2004. (14)

10.29	Escrow Agreement by and between APW North America Inc., American Bank Note Holographics, Inc. and Chicago Title Insurance Company, dated December 14, 2004. (14)

10.30	Employment Agreement, dated June 9, 2005, by and between American Bank Note Holographics, Inc. and Mark Bonney. (15)

10.31	Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc. (+)

10.32	Amendment No. 1 to Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc., made as of January 4, 2006. (19) (+)

10.33	Amendment No. 2 to Development, Supply and Subcontracting Agreement, dated May 30, 2001, by and between American Bank Note Holographics, Inc. and CFC International, Inc., made as of July 26, 2006. (20) (+)

10.34	Form of Option Agreement for American Bank Note Holographics, Inc. 1998 Stock Incentive Plan as amended. (5)

10.35	Form of Option Agreement for American Bank Note Holographics, Inc. 2000 Stock Incentive Plan. (5)

10.36	Form of Option Agreement for American Bank Note Holographics, Inc. 2005 Stock Incentive Plan. (16)

10.37	Form of Restricted Stock Agreement for American Bank Note Holographics, Inc. 2005 Stock Incentive Plan. (16)

10.38	Amended and Restated Employment Agreement, dated December 19, 2006, between Salvatore F. D’Amato and American Bank Note Holographics, Inc.(*)

23.1	Consent of PricewaterhouseCoopers LLC.(*)

23.2	Consent of Ernst & Young LLP.(*)

24.1	Power of Attorney of Jordan S. Davis, dated March 15, 2007.(*)

24.2	Power of Attorney of Fred Levin dated March 24, 2007.(*)

24.3	Power of Attorney of Richard L. Robbins dated March 15, 2007.(*)

24.4	Power of Attorney of Salvatore F. D’Amato dated February 20, 2007.(*)

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Bonney pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification of Mark Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(*)	Previously filed on March 30, 2007 with our annual report on Form 10-K.
(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333- 51845).
(2)	Incorporated by reference from the Proxy Statement on Schedule 14A filed on July 3, 2001.
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 14, 2000.
(4)	Incorporated by reference from the Annual Report on Form 10-K for 2000.
(5)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333- 61602).
(6)	Incorporated by reference from the Proxy Statement on Schedule 14A filed on August 11, 2000.
(7)	Incorporated by reference from the Annual Report on Form 10-K for 1998.
(8)	Incorporated by reference from the Annual Report on Form 10-K for 1999.
(9)	Incorporated by reference from the Annual Report on Form 10-K for 2001.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 13, 2002.
(11)	Incorporated by reference from the Annual Report on Form 10-K for 2002.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 12, 2003.
(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2003.
(14)	Incorporated by reference from the Current Report on Form 8-K filed on December 20, 2004.
(15)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 15, 2005.

(16)	Incorporated by reference from the Annual Report on Form 10-K for 2004.
(17)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-129686).
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 13, 2005.
(19)	Incorporated by reference from the Annual Report on Form 10-K for 2005.
(20)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 11, 2006.
(21)	Incorporated by reference from the Quarterly Report on Form 10-Q filed on November 14, 2006.
(+)	Portions have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

By:	/s/ Kenneth H. Traub
Kenneth H. Traub
President and Chief Executive Officer

April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth H. Traub	President, Chief Executive Officer and	April 30, 2007
Kenneth H. Traub	Director (Principal Executive Officer)

/s/ Mark J. Bonney	Chief Financial Officer	April 30, 2007
Mark J. Bonney	(Principal Financial and Accounting Officer)

*	Chairman of the Board	April 30, 2007
Salvatore F. D’Amato

*	Director	April 30, 2007
Jordan S. Davis

*	Director	April 30, 2007
Fred J. Levin

*	Director	April 30, 2007
Richard L. Robbins

* /s/ Kenneth H. Traub
Kenneth H. Traub Attorney-in fact