Form 10-Q
period 2007-03-31
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2007-05-15
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The aggregate number of shares of common stock, $.01 par value, outstanding on May 8, 2007 was 19,109,138.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS – UNAUDITED

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,232	$15,339
Accounts receivable, net of allowance for doubtful accounts of $350 and $350	4,878	5,002
Inventories, net	2,394	1,962
Deferred income taxes, net	1,485	1,640
Prepaid expenses and other	293	200
Income tax receivable	110	666

Total current assets	25,392	24,809
MACHINERY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS—Net of accumulated depreciation and amortization of $9,701 and $9,469	5,968	6,098
DEFERRED INCOME TAXES, NET	138	—
OTHER ASSETS	61	61

TOTAL ASSETS	$31,559	$30,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,804	$2,291
Accrued expenses	3,124	3,244
Customer advances	81	137
Income taxes payable	1	15

Total current liabilities	5,010	5,687
LONG-TERM LIABILITIES	1,159	1,152

Total liabilities	6,169	6,839

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding19,035,138 shares and 18,936,638 shares	190	190
Additional paid-in capital	26,149	25,854
Accumulated deficit	(949)	(1,915)

Total Stockholders’ Equity	25,390	24,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,559	$30,968

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUE:
Sales	$7,263	$9,988
Royalty income	2	—

Total revenue	7,265	9,988

COSTS AND EXPENSES:
Cost of goods sold, excluding depreciation and amortization	3,227	4,836
Selling and administrative	1,980	2,765
Research and development	418	457
Depreciation and amortization	232	227
Facility consolidation	22	40

Total costs and expenses	5,879	8,325

Operating income	1,386	1,663

Interest income	174	87

INCOME BEFORE PROVISION FOR INCOME TAXES	1,560	1,750

PROVISION FOR INCOME TAXES	594	700

NET INCOME	$966	$1,050

NET INCOME PER SHARE:
Basic	$0.05	$0.06

Diluted	$0.05	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	18,808	18,713

Diluted	19,334	19,797

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$966	$1,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232	227
Deferred income taxes, net	(1)	247
Compensation costs related to share based payment arrangements	295	233
Provision for inventories	171	730
Excess tax benefits from share-based payment arrangements	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	124	828
Inventories	(603)	(871)
Prepaid expenses and other	(93)	77
Income tax receivable	556	401
Accounts payable	(573)	1,199
Accrued expenses	(120)	(413)
Customer advances	(56)	343
Income taxes payable	(14)	(79)
Long-term liabilities	25	(197)

Net cash provided by operating activities	909	3,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Cancellation of fixed asset purchase agreement	—	376
Capital expenditures	(16)	(73)

Net cash (used in) provided by investing activities	(16)	303

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	106
Excess tax benefits from share-based arrangements	—	1

Net cash provided by financing activities	—	107

INCREASE IN CASH AND CASH EQUIVALENTS	893	4,184
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,339	9,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,232	$13,298

SUPPLEMENTAL CASH FLOW INFORMATION:
Taxes paid	$32	$73

Capital expenditures included in accounts payable	$86	$55

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. Our products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. We operate in one reportable industry segment.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are normal and recurring and are considered necessary for a fair statement have been included. Operating results for the three months ended March 31. 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission (“SEC”).

Shipping and handling amounts billed to customers are included in sales and amounted to $163,000 and $350,000 for the three months ended March 31, 2007 and 2006, respectively. Shipping and handling costs are included in selling and administrative expenses.

BASIC AND DILUTED NET INCOME PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

(Amounts in thousands)	Three Months Ended March 31,
	2007	2006
Basic weighted average shares outstanding	18,808	18,713

Dilutive effect of stock options and restricted shares	526	1,084

Diluted weighted average shares outstanding	19,334	19,797

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three months ended March 31, 2007 and 2006 the weighted average numbers of stock options and restricted shares not included in the computations were 882,277 and 459,416 respectively. These stock options and restricted shares were outstanding at the end of each of the respective periods.

BUSINESS INFORMATION

Sales to MasterCard were approximately 34% of sales for both the three months ended March 31, 2007 and 2006, respectively. We have an agreement with MasterCard, as amended, pursuant to which we are the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were no longer offering the first generation HoloMag product on newly issued cards due to a decrease in the demand for the product. MasterCard has informed us that they are continuing to test the second generation HoloMag product. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter. At March 31, 2007 and December 31, 2006, accounts receivable from this customer totaled $1.7 million and $1.5 million, respectively.

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

Sales to manufacturers of VISA transaction cards were approximately 25% and 39% of sales for the three months ended March 31, 2007 and 2006, respectively. Currently we are an authorized supplier of the VISA Dove and Mini Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA approved card manufacturers. We began shipping HoloMag to VISA authorized card manufacturers in the second half of 2005. On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card reading terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the first generation of HoloMag, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove or the Mini Dove hot stamp holograms, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. In VISA’s March 2006 correspondence to us, VISA stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and continue to discuss the matter with VISA. Sales of VISA products to VISA authorized card manufacturers in the three months ended March 31, 2007 and 2006, respectively were as follows:

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
Product
Hot stamp holograms	$1.8	$0.8
HoloMag	—	3.1

Total	$1.8	$3.9

Sales of the hot stamp holograms to VISA authorized card manufacturers are expected to continue in 2007. If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected. Accounts receivable from manufacturers of VISA transaction cards approximated $1.3 million and $2.4 million at March 31, 2007 and December 31, 2006, respectively.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., an ITW Company, with whom we have a supply contract which was amended on July 26, 2006. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us or if they increase their prices. Should we become unable to obtain key product components or to have certain processes performed on our behalf it could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

STOCK-BASED COMPENSATION PLANS

Beginning in the first quarter of 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (R) (“FAS 123R”).

The following table summarizes information about our stock incentive plans for the three months ended March 31, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000’s)
Balance, December 31, 2006	3,033,722	$2.62
Options granted	156,500	$3.04
Options exercised	—	$—
Options forfeited	(8,416)	$4.71

Options outstanding, March 31, 2007	3,181,806	$2.64	4.82 years	$1,971

Options exercisable, March 31, 2007	2,678,904	$2.39	4.08 years	$1,930

The following table summarizes information about restricted stock awards for the three months ended March 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at December 31, 2006	133,500	$5.94
Granted	99,500	$3.05
Vested	—	$—
Forfeited	(1,000)	$6.00

Non-vested balance at March 31, 2007	232,000	$4.70

As of March 31, 2007 an aggregate of 1,079,776 shares remained available for future grants and awards under our stock incentive plans, which cover stock options and restricted stock awards. We issue shares to satisfy stock option exercises and restricted stock awards.

COMPREHENSIVE INCOME

Comprehensive income is equal to net income in all periods.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS no. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions that we have taken or expect to take with respect to a tax return. The pronouncement prescribes a more-likely-than-not threshold for recognition and includes provisions with regard to accounting for changes in such tax positions for financial statement purposes. In addition, FIN 48 also requires additional qualitative and quantitative disclosures regarding unrecognized tax benefits. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material adjustment as a result of the implementation of FIN 48. As of January 1, 2007 we had $559,000 of unrecognized tax benefits of which $546,000 would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007. We expect that the reserve will be reduced by approximately $650,000 during 2007 as the statute of limitations will expire on certain of the open tax matters.

At the date of adoption of FIN 48 we had accrued interest and penalties related to uncertain tax positions amounting to $191,000. In the quarter ended March 31, 2007 we recorded an additional $21,000 for interest and penalties in income tax expense in the Statement of Operations. As of January 1, 2007 the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect the adoption of SFAS No. 159 will have no impact on our financial position and results of operations.

NOTE B – INVENTORIES, NET

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Finished goods	$1,979	$1,831
Finished goods on consignment with customers	275	233
Work in process	490	336
Raw materials	586	540

Subtotal	3,330	2,940
Less: Inventory reserves	936	978

Net inventory	$2,394	$1,962

NOTE C – LIABILITIES

WARRANTY COSTS

We provide for warranty costs in amounts we estimate will be needed to cover future warranty obligations for products sold. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. Our product warranty provision is included in accrued expenses in the accompanying balance sheets. Changes in our warranty provision are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Balance at beginning of period	$710	$1,140
Warranties issued	60	60
Settlements made	(74)	(300)

Balance at March 31	$696	$900

We believe that there is a reasonable likelihood that approximately $0.7 million of reserves on the balance sheet at March 31, 2007 will be reversed into income during the remainder of 2007 as the periods for potential claims under the programs will expire.

Other long-term liabilities at March 31, 2007 and December 31, 2006 included reserves for uncertain tax liabilities, interest and penalties of $758,000 and $737,000, respectively. Also included in other long-term liabilities at March 31, 2007 and December 31, 2006 are $395,000 and $391,000, respectively, of deferred rent on our Robbinsville, New Jersey facility.

NOTE D – FACILITY CONSOLIDATION

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following the closure, relocation and consolidation of our operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. We completed the relocation and consolidation of our operations during 2005. The Robbinsville facility provides substantial room for expansion as we consolidated our operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. During 2006 we closed our 2,500 square foot facility in Dalton, Massachusetts and re-opened the Huntingdon Valley facility for certain manufacturing and secure storage. We also acquired and installed additional equipment and technology in the new facility to broaden our capabilities to serve our target customers, expand capacity, become more vertically integrated and improve efficiency.

The following table illustrates the liability balance and activity related to the relocation and consolidation in the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
	(In thousands)
Balance at beginning of period	$926		$2,058

Rent payments on abandoned facility	(239)		(229)
Severance payments	—		(6)
Additions (reductions) to liability:
Accretion on rent	22		35
Accrued severance	—		8

Balance at March 31	$709	(a)	$1,866 (b)

Expensed as incurred:
Employee relocation	$—		$5
Accretion on rent	22		35

Facility consolidation expense	$22		$40

(a)	Included in accrued expenses.
(b)	$1,167 included in accrued expenses and $699 included in long-term liabilities.

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

NOTE E – COMMITMENTS AND CONTINGENCIES

From time to time we are involved in litigation (as both plaintiff and defendant) incidental to the conduct of our business; however, we are not a party to any lawsuit or proceeding which, in the opinion of our management, could have a material impact on our financial position, results of operations or cash flows.

See Note A – Business Information for a description of issues relating to the VISA Decision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. Our products are used primarily in security applications including authentication of transaction cards, identity documents, value documents and various consumer products. We operate in one reportable industry segment. Our ability to create distinctive, secure optically variable devices, to reproduce them with high quality and to distribute them securely has enabled us to become a market leader in security holography. Our products are sold to over 200 companies worldwide, including MasterCard, VISA, American Express, Discover, Diners Club, Citicorp, Sears, Nordstrom, Janssen-Cilag, Eli Lilly, Genomma, Quaker State, Roshfrans, Sony, Oki Data, Raytheon, Nike, Reebok and Prince as well as the United States government and other governments and companies. We also produce non-secure holograms for design and promotional applications.

A significant portion of our business is derived from orders placed by certain transaction card companies, including MasterCard and manufacturers of VISA brand transaction cards, and variations in the timing of such orders can cause significant fluctuations in our sales. Several thousand banks worldwide issue VISA and MasterCard branded cards that incorporate our holograms.

Sales to MasterCard were approximately 34% of sales for both the three months ended March 31, 2007 and 2006, respectively. We have an agreement with MasterCard, as amended, pursuant to which we are the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by us. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were no longer offering the first generation HoloMag product on newly issued cards due to a decrease in the demand for the product. MasterCard has informed us that they are continuing to test the second generation HoloMag product. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter. At March 31, 2007 and December 31, 2006, accounts receivable from this customer totaled $1.7 million and $1.5 million, respectively.

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

Sales to manufacturers of VISA transaction cards were approximately 25% and 39% of sales for the three months ended March 31, 2007 and 2006, respectively. Currently we are an authorized supplier of the VISA Dove and Mini Dove hot stamp holograms to manufacturers of VISA brand transaction cards. On April 8, 2005, we entered into an Agreement with VISA, pursuant to which we were authorized to supply HoloMag to VISA approved card manufacturers. We began shipping HoloMag to VISA authorized card manufacturers in the second half of 2005. On March 14, 2006, we were informed by VISA that, as a result of a small number of incidents in which certain card reading terminals had been affected by electro-static discharge (“ESD”) from static electricity carried on cards incorporating the first generation of HoloMag, VISA was effectively ceasing the HoloMag program (the “VISA Decision”). VISA then moved to include either the Dove or the Mini Dove hot stamp holograms, both of which we supply, as the security device on VISA cards. By letter dated November 7, 2006, we were advised by VISA that VISA was terminating the VISA HoloMag Agreement. In VISA’s March 2006 correspondence to us, VISA stated its view that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims. We have been evaluating VISA’s actions and claims and continue to discuss the matter with VISA. Sales of VISA products to VISA authorized card manufacturers in the three months ended March 31, 2007 and 2006, respectively were as follows:

	Three months ended March 31,
(Dollars in millions)	2007	2006
Product
Hot stamp holograms	$1.8	$0.8
HoloMag	—	3.1

Total	$1.8	$3.9

Sales of the hot stamp holograms to VISA authorized card manufacturers are expected to continue in 2007. If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected. Accounts receivable from manufacturers of VISA transaction cards approximated $1.3 million and $2.4 million at March 31, 2007 and December 31, 2006, respectively.

Shipping and handling amounts billed to customers are included in sales and amounted to $163,000 and $350,000 for the three months ended March 31, 2007 and 2006, respectively. Shipping and handling costs are included in selling and administrative expenses.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. In the case of HoloMag, we have a single supplier, CFC International, Inc., an ITW Company, with whom we have a supply contract which was amended on July 26, 2006. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Should we become unable to obtain key product components or to have certain processes performed on our behalf it could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flows.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for our corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. We also include the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses which amounted to $226,000 and $414,000 for the three months ended March 31, 2007 and 2006, respectively.

Impact of the VISA Decision

At December 31, 2005, as a result of the VISA Decision, we recorded a pre-tax charge amounting to approximately $5.0 million of which $4.8 million was recorded in cost of goods sold and was principally related to the value of our HoloMag inventory. Also included in the charge were increases in our provisions for accounts receivable and potential non-ESD related warranty claims. During the three months ended March 31, 2006 we evaluated these provisions and determined that the amounts previously recorded for potential non-ESD related warranty claims and the allowance for doubtful accounts were still appropriate. In the quarter ended March 31, 2006 we increased our reserves for HoloMag inventory by approximately $1.0 million.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THREE MONTHS ENDED MARCH 31, 2006

Sales. Sales in the three months ended March 31, 2007 decreased by $2.7 million, or 27%, from $10.0 million in the three months ended March 31, 2006 to $7.3 million in 2007. The decrease was primarily due to the cessation of sales of VISA HoloMag as a result of the VISA Decision in the quarter ended March 31, 2006. Sales of VISA HoloMag amounted to $3.1 million in the three months ended March 31, 2006. Sales to MasterCard also decreased in the three months ended March 31, 2007 as compared to the year earlier period as sales of holograms were slightly lower than normal due to a short-term reduction in MasterCard’s inventory that we expect to be corrected in future periods. Sales in the quarter ended March 31, 2006 included sales of Generation 1 HoloMag which did recur in the current year. The timing of customer orders on certain programs in the product authentication and secure identification markets that we anticipate will increase in subsequent periods also contributed to the reduced sales in the first quarter of 2007 as compared to the first quarter of 2006. Partially offsetting these reductions were an increase in sales of VISA Dove and Mini Dove hot stamp holograms, the launch of Generation 2 HoloMag, an expansion of the HoloCard program, growth of other payment card programs and growth of a brand protection program in the product authentication market.

Royalty Income. Royalty income was immaterial.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization decreased by $1.6 million, from $4.8 million in the first three months of 2006 to $3.2 million in the first three months of 2007. The decrease was primarily the result of lower sales volume, and the net effect of reserves and other adjustments recorded in the first quarter of 2006 relating to VISA HoloMag costs which did not recur in the first quarter of 2007 as well as approximately $0.1 million of additional stock-based compensation expense in the first quarter of 2007. In addition to these factors were lower fixed manufacturing overhead due to the effect of cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey, the closure of the Dalton, Massachusetts facility and related post-consolidation cost reductions. As a result of these factors, cost of goods sold excluding depreciation and amortization as a percentage of sales, decreased from 48.4% in the first three months of 2006 to 44.4% in the first three months of 2007. We believe that there is a reasonable likelihood that approximately $0.7 million of reserves on the balance sheet at March 31, 2007 will be reversed into income during the remainder of 2007 as the periods for potential claims under the programs will expire.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.8 million from $2.8 million in the first three months of 2006 to $2.0 million in the first three months of 2007. As a percentage of sales, selling and administrative expenses decreased from 27.7% in 2006 to 27.3% in 2007. The decrease in expenses was primarily due to lower salaries, wages and benefit costs due to lower average headcount resulting from improved efficiency, lower legal and accounting fees and a reduction in shipping costs due to the reduced volume of HoloMag shipments. Stock based compensation expense of $0.2 million was essentially the same in the first three months of 2007 as compared to the first three months of 2006. The decrease in costs as a percentage of sales was primarily due to lower costs.

Research and Development. Research and development expenses decreased $0.1 million from $0.5 million in 2006 to $0.4 million in 2007 primarily as a result of outside contractor and testing costs incurred in the first quarter of 2006 associated with the development of the second generation HoloMag product and our invention to reduce the transmission of ESD that did not recur in the first quarter of 2007. We recorded approximately $0.1 million of stock-based compensation expense in the first quarter of 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization expense remained the same at approximately $0.2 million in the first three months of 2007 as compared to the first three months of 2006.

Facility Consolidation Expenses. Facility consolidation expenses relating to the closure of our Elmsford, New York facility in 2005 were immaterial in both the three months ended March 31, 2007 and 2006.

Interest Income. Interest income increased $0.1 million from $0.1 million in the first three months of 2006 to $0.2 million in the first three months of 2007 primarily as a result of higher average cash balances and higher interest rates in effect during 2007.

Income Taxes. The provision for income taxes decreased $0.1 million from $0.7 million in the first three months of 2006 to $0.6 million in the first three months of 2007. As a percentage of Income before taxes, the provision for income taxes decreased from 40.0% for the first three months in 2006 to 37.6% in the first three months of 2007. The decrease in the effective tax rate was due to higher R&D credits and manufacturing deductions in 2007 as compared to 2006. We believe that there is a reasonable likelihood that a portion of a reserve on the balance sheet at December 31, 2006 will be reversed into income during 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $16.2 million in cash and cash equivalents and working capital of $20.4 million.

Our operating activities provided cash of $0.9 million for the three months ended March 31, 2007. The increase in cash primarily resulted from net income of $1.0 million adjusted for non-cash charges of $0.4 million partially offset by the effect of changes in operating assets and liabilities of $0.5 million.

Changes in operating assets and liabilities that resulted in a use of cash of $0.5 million in the three months ended March 31, 2007 were primarily a decrease in accounts payable of $0.6 million resulting from the timing of vendor payments and an increase of $0.3 million in inventories to support the growth of sales to customers in the transaction card market and for work-in-process for two programs in the secure identification market that we expect to ship in our second quarter. Partially offsetting these were a $0.6 million increase in income taxes receivable resulting from overpayments of estimated income taxes in 2006.

Our operating activities provided cash of $3.8 million for the three months ended March 31, 2006 primarily as a result of net income of $1.1 million adjusted for non-cash charges of $1.3 million and the effect of changes in operating assets and liabilities of $1.4 million.

Changes in operating assets and liabilities that provided cash of $1.3 million in the three months ended March 31, 2006 were primarily an increase in accounts payable of $1.2 million due, in part, to a dispute with a vendor, a decrease in accounts receivable of $0.8 million due to the timing of collections, an increase in income taxes receivable of $0.4 million due to overpayments of estimated income taxes in 2005 and customer advances of $0.3 million partially offset by an increase in inventories of $0.9 million (primarily HoloMag inventory that was in process at the time of the VISA Decision and reserved for on completion) and a decrease in accrued liabilities of $0.4 million.

Investing activities for the three months ended March 31, 2007 used an immaterial amount of cash while providing cash of $0.3 million in the three months ended March 31, 2006 as a result of the return of a deposit on a machine that was not accepted by us. Financing activities in the three months ended March 31, 2007 neither provided nor used cash while for the three months ended March 31, 2006 financing activities provided cash of $0.1 million due to the exercise of stock options.

On December 14, 2004, we entered into agreements to lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following the closure, relocation and consolidation of our operations in Elmsford, New York and Huntingdon Valley, Pennsylvania into the Robbinsville site. We completed the relocation and consolidation of our operations during 2005. The Robbinsville facility provides substantial room for expansion as we consolidated our operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the new facility. During 2006 we closed our 2,500 square foot facility in Dalton, Massachusetts and we re-opened the Huntingdon Valley facility for certain manufacturing and secure storage. We also acquired and installed additional equipment and technology in the new facility to broaden our capabilities to serve our target customers, expand capacity, become more vertically integrated and improve efficiency.

We completed the move and consolidation of our operations into the Robbinsville, New Jersey facility in 2005. We recorded as Facility Consolidation expenses costs of $0.2 million, $2.8 million and $0.1 million in 2004, 2005 and 2006, respectively relating to the consolidation and expect to record additional costs amounting to $0.3 million in 2007 ($22,000 and $40,000 recorded in the quarter ended March 31, 2007 and 2006, respectively. Facility Consolidation expenses were primarily associated with the lease on the facility in Elmsford, New York, costs associated with vacating the facility as well as costs incurred for relocating and/or terminating certain employees, moving equipment and other related expenses. Costs of Goods Sold and Selling and Administrative Expenses in 2005 and 2006 were also impacted by transition issues associated with the move and consolidation. The completion of the move and consolidation is resulting in a reduction of Cost of Goods Sold and, to a lesser extent, Selling and Administrative Expenses in 2007.

We believe that cash flows from operations and our cash balances will be sufficient to meet our working capital needs and fund capital expenditures for the next twelve months.

On May 1, 2007 we announced that we retained Morgan Keegan & Company, Inc. as our advisor to review various financial and strategic alternatives to maximize the value of the Company for our shareholders. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a specific transaction or course of action.

SPECIAL NOTE REGARDING FORWARD – LOOKING STATEMENTS

Certain statements in this Form 10-Q, including without limitation, statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar import, constitute “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Such forward-looking statements are based on current management expectations. Numerous factors, including those disclosed herein, those related to transaction card industry trends and those detailed in our filings with the Securities and Exchange Commission (as set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006), may cause results to differ materially from those anticipated in the forward-looking statements. Many of the factors that will determine our future results are beyond our capability to control or predict. These statements are subject to risks and uncertainties and therefore actual results may differ materially. Readers should not place undue reliance on such forward-looking statements which reflect management’s view only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic Securities and Exchange Commission filings and ensure information required to be included by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Overview.”

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

Date: May 15, 2007