Form 10-Q
period 2007-06-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2007-08-07
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Yes    ☒  No

The aggregate number of shares of common stock, $.01 par value, outstanding on August 1, 2007 was 19,373,138

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$17,442	$15,339
Accounts receivable, net of allowance for doubtful accounts of $350 and $350	5,585	5,002
Inventories, net	2,450	1,962
Deferred income taxes	1,076	1,640
Prepaid expenses and other	285	200
Income tax receivable	215	666

Total current assets	27,053	24,809
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $9,924 and $9,469	5,890	6,098
Deferred income taxes, net	291	—
Other assets	63	61

Total Assets	$33,297	$30,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,404	$2,291
Accrued expenses	2,544	3,244
Customer advances	115	137
Income taxes payable	4	15

Total current liabilities	5,067	5,687
Long-term liabilities	1,176	1,152

Total Liabilities	6,243	6,839

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 19,224,138 shares and 18,936,638 shares	190	190
Additional paid-in capital	26,606	25,854
Retained earnings (accumulated deficit)	258	(1,915)

Total Stockholders’ Equity	27,054	24,129

Total Liabilities and Stockholders’ Equity	$33,297	$30,968

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Sales	$7,935	$8,370	$15,197	$18,358
Royalty income	2	—	4	—

Total revenue	7,937	8,370	15,201	18,358
Costs and expenses:
Cost of goods sold, excluding depreciation and amortization	3,032	3,759	6,258	8,595
Selling and administrative	2,440	2,366	4,420	5,131
Research and development	425	479	843	936
Depreciation and amortization	236	224	468	451
Facility consolidation	18	74	40	114

Total costs and expenses	6,151	6,902	12,029	15,227

Operating income	1,786	1,468	3,172	3,131
Interest income	191	117	365	204

Income before provision for income taxes	1,977	1,585	3,537	3,335
Provision for income taxes	770	634	1,364	1,334

Net income	$1,207	$951	$2,173	$2,001

Net income per share:
Basic	$0.06	$0.05	$0.12	$0.11

Diluted	$0.06	$0.05	$0.11	$0.10

Weighted average number of shares:
Basic	18,824	18,889	18,816	18,858
Diluted	19,508	19,359	19,421	19,636

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,173	$2,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	451
Loss on sale of fixed assets	—	254
Deferred income taxes, net	297	711
Compensation costs related to share-based payment arrangements	606	518
Provision for inventories	235	77
Excess tax benefits from share-based payment arrangements	(7)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(583)	1,287
Inventories	(723)	605
Prepaid expenses and other	(87)	229
Income tax receivable	451	72
Accounts payable	(1)	(996)
Accrued expenses	(700)	(543)
Customer advances	(22)	121
Income taxes payable	(11)	(359)
Long-term liabilities	48	(399)

Net cash provided by operating activities	2,144	4,028

Cash flows from investing activities:
Cancellation of fixed asset purchase agreement	—	376
Capital expenditures	(146)	(260)

Net cash (used in) provided by investing activities	(146)	116

Cash flows from financing activities:
Proceeds from exercise of stock options	98	154
Excess tax benefits from share-based payment arrangements	7	1

Net cash provided by financing activities	105	155

Increase in cash and cash equivalents	2,103	4,299
Cash and cash equivalents, beginning of period	15,339	9,114

Cash and cash equivalents, end of period	$17,442	$13,413

Supplemental cash flow information:
Taxes paid	$588	$843

Capital expenditures included in accounts payable	$114	$84

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Bank Note Holographics, Inc. (“ABNH” or the “Company”) originates, produces, markets and sells secure holograms and products incorporating secure holograms. Our products are used primarily in security applications including authentication of transaction cards, secure government documents, and various consumer products. We operate in one reportable industry segment.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are normal and recurring and are considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Amounts in thousands)	2007	2006	2007	2006
Basic weighted average shares outstanding	18,824	18,889	18,816	18,858
Dilutive effect of stock options and restricted Shares	684	470	605	778

Diluted weighted average shares outstanding	19,508	19,359	19,421	19,636

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three month period ended June 30, 2007 and 2006, the numbers of stock options not included in the computations were 551,000 and 738,000, respectively. For the six-month period ended June 30, 2007 and 2006, the numbers of stock options not included in the computations were 717,000 and 543,000, respectively. These stock options were outstanding at the end of each of the respective periods.

BUSINESS INFORMATION

Sales to MasterCard were approximately 35.8% and 33.8% of sales for the three months ended June 30, 2007 and 2006, respectively and were approximately 35.1% and 33.9% of sales for the six months ended June 30, 2007 and 2006, respectively. We have an agreement with MasterCard, as amended, pursuant to which we are the exclusive supplier of MasterCard holograms. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter. At June 30, 2007 and December 31, 2006, accounts receivable from this customer totaled $1.9 million and $1.5 million, respectively.

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

Sales to manufacturers of VISA transaction cards were approximately 18.8% and 31.4% of sales for the three months ended June 30, 2007 and 2006, respectively and were approximately 21.7% and 35.8% of sales for the six months ended June 30, 2007 and 2006, respectively. Currently we are an authorized supplier of the VISA Dove and Mini Dove hot stamp holograms to manufacturers of VISA brand transaction cards.

We entered into an agreement dated April 8, 2005 with VISA pursuant to which we were authorized to supply holographic magnetic stripe tape (“HMS”) bearing the trade or service marks of VISA (“HMS Agreement”). On March 14, 2006, we were informed by VISA that as a result of a small number of incidents in which certain payment card terminals had been affected by electro-static discharge (“ESD”) carried on cards incorporating HMS, VISA was effectively ceasing the HMS program. At that time, VISA notified us of its position that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims.

We entered into an agreement effective as of July 10, 2007 (the “2007 Agreement”) with VISA to resolve claims of damages by both VISA and us arising from the HMS Agreement and with a view of preserving the business relationship between ABNH and VISA. Pursuant to the 2007 Agreement, ABNH and VISA agreed to a mutual release of all claims arising from or related to the HMS Agreement.

The 2007 Agreement also provides that for as long as VISA continues to permit or require the Dove or Mini Dove on VISA cards, we intend to continue to supply the Dove and the Mini Dove holograms to VISA-approved card manufacturers, and VISA intends to continue to authorize us as a supplier of the Dove and Mini Dove, provided that we continue to meet VISA’s specifications and requirements. The 2007 Agreement further specifies that in the event that VISA decides to replace the Dove or Mini Dove with a different hologram or similar device (“New Device”) for future VISA card designs, if applicable, VISA intends to consider us as a supplier of the New Device. Neither party made a payment to the other in connection with the 2007 Agreement.

The decline in sales to VISA in the three and six months ended June 30, 2007 as compared to the year earlier periods was principally due to the termination of the HMS Agreement. Sales of VISA products to VISA authorized card manufacturers in the three and six months ended June 30, 2007 and 2006, respectively were as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Product
Hot stamp holograms (Dove and Mini Dove)	$1.5	$1.6	$3.3	$2.5
HoloMag	—	1.0	—	4.1

Total	$1.5	$2.6	$3.3	$6.6

If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected. Accounts receivable from manufacturers of VISA transaction cards approximated $1.2 million and $2.4 million at June 30, 2007 and December 31, 2006, respectively.

Shipping and handling amounts billed to customers are included in sales and amounted to $0.2 million in each of the three months ended June 30, 2007 and 2006 and $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. Shipping and handling costs are included in selling and administrative expenses.

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

STOCK-BASED COMPENSATION PLANS

Beginning January 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R). Accordingly, in all periods presented herein, we have used the fair value method of valuing stock based compensation awards and computing stock based compensation expense.

COMPREHENSIVE INCOME

Comprehensive income is equal to net income in all periods.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 2007 we had $559,000 of unrecognized tax benefits of which $546,000 would affect our effective tax rate. There have been no significant changes to these amounts during the quarter ended June 30, 2007. At the date of adoption of FIN 48 we had accrued interest and penalties related to uncertain tax positions amounting to $191,000. In the three and six months ended June 30, 2007 we recorded an additional $19,000 and $40,000, respectively, for interest and penalties in income tax expense in our Statement of Operations. As of June 30, 2007, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. We expect that the reserve will be reduced by approximately $600,000 during 2007 as the statute of limitations will expire on certain of the open tax matters.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect the adoption of SFAS No. 157 will have no impact on our financial position and results of operations.

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

NOTE B – INVENTORIES, NET

Inventories consist of the following:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Finished goods	$1,486	$1,831
Finished goods on consignment with customers	238	233
Work in process	776	336
Raw materials	429	540

Subtotal	2,929	2,940
Less: Inventory reserves	479	978

Net inventory	$2,450	$1,962

NOTE C – LIABILITIES

WARRANTY COSTS

We provide for warranty costs in amounts we estimate will be needed to cover future warranty obligations for products sold. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. Our product warranty provision is included in accrued expenses in the accompanying balance sheets. Changes in our warranty provision are as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$696	$900	$710	$1,140
Warranties issued	60	60	120	120
Settlements made	(119)	(175)	(193)	(475)
Reserve adjustment	(350)	—	(350)	—

Balance at June 30th	$287	$785	$287	$785

During the three months ended June 30, 2007 we reversed approximately $350,000 of warranty reserves as the period of potential claims under certain programs expired.

OTHER LIABILITIES

We believe that there is a reasonable likelihood that approximately $350,000 of accruals on the balance sheet at June 30, 2007 will be reversed into income during the remainder of 2007 if the related contract is closed.

Other long-term liabilities at June 30, 2007 and December 31, 2006 included reserves for uncertain tax liabilities, interest and penalties of $777,000 and $737,000, respectively. Also included in other long-term liabilities at June 30, 2007 and December 31, 2006 are $399,000 and $391,000, respectively, of deferred rent on our Robbinsville, New Jersey facility.

NOTE D - FACILITY CONSOLIDATION

We lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey. During 2005 and 2006 we consolidated our operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the Robbinsville facility. During 2006 we closed our 2,500 square foot facility in Dalton, Massachusetts and re-opened the Huntingdon Valley facility for certain manufacturing and secure storage.

The following table illustrates the liability balance and activity related to the relocation and consolidation in the quarter ended June 30, 2007 and 2006.

	Three months ended June 30			Six months ended June 30
(Dollars in thousands)	2007		2006	2007		2006
Balance at beginning of period	$709		$1,866	$926		$2,058
Rent payments on abandoned facility	(207)		(222)	(446)		(451)
Severance payments	—		(11)	—		(17)
Additions (reductions) to liability:
Accretion on rent	18		35	40		70
Accrued severance	—		—	—		8

Balance at June 30th	$520	(a)	$1,668 (b)	$520	(a)	$1,668 (b)

Expensed as incurred:
Employee relocation	$—		$39	$—		$44
Accretion on rent	18		35	40		70

Facility consolidation expense	$18		$74	$40		$114

(a)	Included in accrued expenses.

(b)	$1,205 included in accrued expenses and $463 included in long-term liabilities.

The following table illustrates the costs incurred in the relocation and consolidation of facilities from the beginning of the consolidation program in 2004 through December 31, 2006 and anticipated in 2007 when all cash payments and expenses are expected to be completed.

	For the Years Ended December 31,
	Actual			Estimated
(Dollars in thousands)	2004	2005	2006	2007
Rent on abandoned facilities, net	$—	$1,905	$(130)	$—
Accretion on abandoned facilities rental	—	45	129	75
Employee severance costs	15	107	17	—
Employee relocation costs	56	116	46	25
Moving costs	—	590	5	—
Legal expenses and commissions	171	6	—	—

	$242	$2,769	$67	$100

NOTE E - COMMITMENTS AND CONTINGENCIES

From time to time we are involved in litigation (as both plaintiff and defendant) incidental to the conduct of our business; however, we are not a party to any lawsuit or proceeding which, in the opinion of our management, could have a material impact on our financial position, results of operations or cash flows.

See Note A – Business Information for a description of issues relating to VISA and the 2007 Agreement.

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

Sales to MasterCard were approximately 35.8% and 33.8% of sales for the three months ended June 30, 2007 and 2006, respectively and were approximately 35.1% and 33.9% of sales for the six months ended June 30, 2007 and 2006, respectively. We have an agreement with MasterCard, as amended, pursuant to which we are the exclusive supplier of MasterCard holograms. The agreement with MasterCard expires on February 28, 2013, subject to automatic renewal thereafter. At June 30, 2007 and December 31, 2006, accounts receivable from this customer totaled $1.9 million and $1.5 million, respectively.

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

Sales to manufacturers of VISA transaction cards were approximately 18.8% and 31.4% of sales for the three months ended June 30, 2007 and 2006, respectively and were approximately 21.7% and 35.8% of sales for the six months ended June 30, 2007 and 2006, respectively. Currently we are an authorized supplier of the VISA Dove and Mini Dove hot stamp holograms to manufacturers of VISA brand transaction cards.

We entered into an agreement dated April 8, 2005 with VISA pursuant to which we were authorized to supply holographic magnetic stripe tape (“HMS”) bearing the trade or service marks of VISA (“HMS Agreement”). On March 14, 2006, we were informed by VISA that as a result of a small number of incidents in which certain payment card terminals had been affected by electro-static discharge (“ESD”) carried on cards incorporating HMS, VISA was effectively ceasing the HMS program. At that time, VISA notified us of its position that “a remediation program for impacted stakeholders may be necessary” and that VISA would seek indemnification from us for such costs and/or claims.

We entered into an agreement effective as of July 10, 2007 (the “2007 Agreement”) with VISA to resolve claims of damages by both VISA and us arising from the HMS Agreement and with a view of preserving the business relationship between ABNH and VISA. Pursuant to the 2007 Agreement, ABNH and VISA agreed to a mutual release of all claims arising from or related to the HMS Agreement.

The 2007 Agreement also provides that for as long as VISA continues to permit or require the Dove or Mini Dove on VISA cards, we intend to continue to supply the Dove and the Mini Dove holograms to VISA-approved card manufacturers, and VISA intends to continue to authorize us as a supplier of the Dove and Mini Dove, provided that we continue to meet VISA’s specifications and requirements. The 2007 Agreement further specifies that in the event that VISA decides to replace the Dove or Mini Dove with a different hologram or similar device (“New Device”) for future VISA card designs, if applicable, VISA intends to consider us as a supplier of the New Device. Neither party made a payment to the other in connection with the 2007 Agreement.

The decline in sales to VISA in the three and six months ended June 30, 2007 as compared to the year earlier periods was principally due to the termination of the HMS Agreement. Sales of VISA products to VISA authorized card manufacturers in the three and six months ended June 30, 2007 and 2006, respectively were as follows:

	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Product
Hot stamp holograms (Dove and Mini Dove)	$1.5	$1.6	$3.3	$2.5
HoloMag	—	1.0	—	4.1

Total	$1.5	$2.6	$3.3	$6.6

If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected. Accounts receivable from manufacturers of VISA transaction cards approximated $1.2 million and $2.4 million at June 30, 2007 and December 31, 2006, respectively.

Shipping and handling amounts billed to customers are included in sales and amounted to $0.2 million in each of the three months ended June 30, 2007 and 2006 and $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. Shipping and handling costs are included in selling and administrative expenses.

We purchase certain key materials used in the manufacture of our products, and subcontract certain production functions or products from third parties some of which are sole suppliers. In some cases, we do not have supply contracts with our suppliers, and operate on a purchase order basis. We may not be able to find alternative sources in a timely manner if our suppliers or subcontractors become unwilling or unable to supply us, or if they increase their prices. Should we become unable to obtain key product components or to have certain processes performed on our behalf it could cause delays or reduce product shipments, which could cause our relationship with customers to suffer and materially and adversely affect our financial condition, results of operations and cash flow.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for our corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. We also include the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses which amounted to $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively and $0.5 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30, 2006

Sales. Sales in the three months ended June 30, 2007 decreased by $0.4 million, or 5%, from $8.4 million in the three months ended June 30, 2006 to $8.0 million in the three month ended June 30, 2007. The decrease was primarily due to the cessation of the VISA HoloMag program partially offset by sales growth of certain customer programs. There were no sales of VISA HoloMag in the three months ended June 30, 2007 compared to approximately $1.0 million in the three months ended June 30, 2006. Sales increased in the three months ended June 30, 2007 to customers for our secure government documents: most notable were sales of our proprietary security laminate products for the national ID programs in Colombia and Pakistan. During this period we commenced shipments under a new contract for the Colombian National ID program which accounted for $0.8 million of sales. Sales of holograms to the product authentication market and to certain transaction card customers were slightly lower than the same period in 2006 primarily as a result of timing of customer orders and transitioning customers from older products to newer products.

Royalty Income. Royalty income was not material.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization decreased by $0.8 million, from $3.8 million in the three months ended June 30, 2006 to $3.0 million in the three months ended June 30, 2007. The decrease was primarily the result of lower fixed manufacturing overhead due to the effect of cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey and related post-consolidation improvements in efficiency resulting in an improved cost structure. Also impacting cost of goods sold in the three months ended June 30, 2007 was the reversal of approximately $0.4 million of warranty reserves as the period of potential claims under certain programs expired. Partially offsetting these reductions were approximately $0.3 million of costs related to transitioning customers to new products and approximately $0.1 million of additional stock-based compensation expense in the second quarter of 2007 as compared to the comparable prior year period. As a result of these factors, cost of goods sold excluding depreciation and amortization as a percentage of sales, decreased from 44.9% in the three months ended June 30, 2006 to 38.2% in the three months ended June 30, 2007.

Selling and Administrative Expenses. Selling and administrative expenses were $2.4 million in the three months ended June 30, 2007 and 2006, respectively. As a percentage of sales, selling and administrative expenses increased from 28.3% in 2006 to 30.8% in 2007. The increase in expenses as a percentage of sales was due to a small increase in expenses and the lower sales volume in the current period. Expense increases in the current quarter as compared to the year earlier period included professional fees incurred in entering into the 2007 Agreement with VISA, negotiating an agreement with a shareholder group and retaining an investment banking advisory firm which in aggregate amounted to approximately $0.3 million. Other increases included higher commissions paid to agents due to the increase in sales to the secure government document market sector, and higher shipping costs. Nearly offsetting these increased expenses were decreases in salaries, wages and benefit costs due to lower average headcount resulting from improved efficiency and accounting fees. Stock based compensation expense for the three months ended June 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively.

Research and Development. Research and development expenses decreased $0.1 million from $0.5 million in three months ended June 30, 2006 to $0.4 million in three months ended June 30, 2007. This decrease is primarily the result of outside consulting and testing costs incurred in 2006 associated with our invention to reduce the transmission of ESD and the development of our second generation HoloMag product. These costs did not recur in 2007. We recorded approximately $0.1 million of stock-based compensation expense in the three months ended June 30, 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization expense remained the same at approximately $0.2 million in the three months ended June 30, 2007 and 2006.

Facility Consolidation Expenses. Facility consolidation expenses relating to the closure of our Elmsford, New York facility in 2005 were not material in both the three months ended June 30, 2007 and 2006. Expenses relating to the consolidation program will be completed at December 31, 2007.

Operating Income. Operating income in the three months ended June 30, 2007 increased by $0.3 million, or 22%, from $1.5 million (17.5% of sales) in the three months ended June 30, 2006 to $1.8 million (22.5% of sales) in the three months ended June 30, 2007. Also, when comparing to the three months ended June 30, 2006, as previously reported, we recorded approximately $1.0 million of VISA HoloMag sales with no corresponding cost of goods sold in that three month period. The significant improvement in operating income in the three months ended June 30, 2007 when compared to the year earlier period resulted from sales growth to other customers and our improved cost structure in manufacturing, selling, administration and R&D. We believe that there is a reasonable likelihood that approximately $0.3 million of accruals on the balance sheet at June 30, 2007 will be reversed into income during the remainder of 2007 if the related contract is closed.

Interest Income. Interest income increased $0.1 million from $0.1 million in the three months ended June 30, 2006 to $0.2 million in the three months ended June 30, 2007 primarily as a result of higher average cash balances and higher interest rates in effect during 2007.

Income Taxes. The provision for income taxes increased $0.2 million from $0.6 million in the three months ended June 30, 2006 to $0.8 million in the three months ended June 30, 2007 as a result of increased pre-tax income partially offset by a decrease in our effective tax rate. As a percentage of income before taxes, the provision for income taxes decreased from 40.0% for the three months ended June 30, 2006 to 38.9% in the three months ended June 30, 2007. The decrease in the effective tax rate was due to higher R&D credits and manufacturing deductions in 2007 as compared to 2006.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006

Sales. Sales in the six months ended June 30, 2007 decreased by $3.2 million, or 17%, from $18.4 million in the six months ended June 30, 2006 to $15.2 million. The decrease was primarily due to the cessation of sales of VISA HoloMag. There were no sales of VISA HoloMag in the six months ended June 30, 2007 and $4.1 million in the six months ended June 30, 2006. Sales to MasterCard also decreased in the six months ended June 30, 2007 as compared to the year earlier primarily due to a reduction of approximately $0.7 million of HoloMag sales. Partially offsetting these reductions were an increase in our sales of secure government documents for the national ID programs in Colombia and Pakistan, an increase in sales of VISA hot stamp holograms, the launch of Generation 2 HoloMag, an expansion of the HoloCard full-faced hologram program and growth of other transaction card programs.

Royalty Income. Royalty income was not material.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization decreased by $2.3 million, from $8.6 million in the six months ended June 30, 2006 to $6.3 million in the six months ended June 30, 2007. The decrease was primarily the result of lower fixed manufacturing overhead due to the effect of cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey and related post-consolidation efficiency gains which lowered our cost structure and to a lesser extent was impacted by lower sales volume, and the net effect of reserves and other adjustments recorded in the first half of 2006 relating to VISA HoloMag costs which did not recur in the first half of 2007. Also impacting cost of goods sold in the six months ended June 30, 2007 was the reversal of approximately $0.4 million of warranty reserves as the period of potential claims under certain programs expired. Partially offsetting these reductions was approximately $0.3 million of additional stock-based compensation expense in the first half of 2007 as compared to the first half of 2006. As a result of these factors, cost of goods sold excluding depreciation and amortization as a percentage of sales, decreased from 46.8% in the six months ended June 30, 2006 to 41.2% in the six months ended June 30, 2007.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.6 million from $5.1 million in the six months ended June 30, 2006 to $4.5 million in the six months ended June 30, 2007. As a percentage of sales, selling and administrative expenses increased from 27.9% in 2006 to 29.3% in 2007 primarily due to lower sales volume in the six months ended June 30, 2007 when compared to the same six-month period in 2006. The decrease in expenses was primarily due to lower salaries, wages and benefit costs due to lower average headcount resulting from improved efficiency, lower legal and accounting fees as the first half of 2006 included costs incurred due to the cessation of the VISA HoloMag program which did not recur in 2007 and a reduction in shipping costs due to the reduced volume of shipments. Partially offsetting these decreases were increases in certain selling expenses, professional fees and public company costs. Stock based compensation expense of $0.4 million was substantially the same in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Research and Development. Research and development expenses decreased $0.1 million from $0.9 million in six months ended June 30, 2006 to $0.8 million in six months ended June 30, 2007. This decrease is primarily the result of outside consulting and testing costs incurred in 2006 associated with our invention to reduce the transmission of ESD and the development of our second generation HoloMag product. These costs did not recur in 2007. We recorded approximately $0.1 million of stock-based compensation expense in the six months ended June 30, 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization expense remained the same at approximately $0.5 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Facility Consolidation Expenses. Facility consolidation expenses relating to the closure of our Elmsford, New York facility in 2005 were not material in both the six months ended June 30, 2007 and 2006.

Operating Income. Operating income in the six months ended June 30, 2007 increased by $0.1 million, or 1%, from $3.1 million (17.1% of sales) in the six months ended June 30, 2006 to $3.2 million (20.9% of sales) in the six months ended June 30, 2007. Also, when comparing to the six months ended June 30, 2006, as previously reported, we recorded approximately $1.0 million of VISA HoloMag sales with no corresponding cost of goods sold in that six month period. The significant improvement in operating income in the six months ended June 30, 2007 when compared to the year earlier period resulted from sales growth to other customers and our improved cost structure in manufacturing, selling, administration and R&D. We believe that there is a reasonable likelihood that approximately $0.3 million of accruals on the balance sheet at June 30, 2007 will be reversed into income during the remainder of 2007 if the related contract is closed.

Interest Income. Interest income increased $0.2 million from $0.2 million in the six months ended June 30, 2006 to $0.4 million in the six months ended June 30, 2007 primarily as a result of higher average cash balances and higher interest rates in effect during 2007.

Income Taxes. The provision for income taxes increased $0.1 million from $1.3 million in the six months ended June 30, 2006 to $1.4 million in the six months ended June 30, 2007 as a result of higher pre-tax income partially offset by a lower effective tax rate. As a percentage of income before taxes, the provision for income taxes decreased from 40.0% for the six months ended June 30, 2006 to 38.6% in the six months ended June 30, 2007. The decrease in the effective tax rate was due to higher R&D credits and manufacturing deductions in 2007 as compared to 2006. We believe that there is a reasonable likelihood that a portion of a reserve on the balance sheet at December 31, 2006 will be reversed into income during 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $17.4 million in cash and cash equivalents and working capital of $22.0 million.

Our operating activities provided cash of $2.1 million for the six months ended June 30, 2007. This increase in cash primarily resulted from net income of $2.2 million adjusted for non-cash charges of $1.6 million partially offset by the effect of changes in operating assets and liabilities of ($1.7) million.

Changes in operating assets and liabilities that resulted in a use of cash of $1.7 million in the six months ended June 30, 2007 included an increase of $0.7 million in work-in-process inventories to support the growth of sales to customers primarily in the transaction card and the secure government documents markets, an increase of $0.6 million in accounts receivable due to the timing of shipments of two large customer programs covered by letters of credit which will be settled in the third quarter and the timing of collections from other key customers, and a reduction of accrued consolidation costs of $0.4 million due to the payment of rent on the abandoned facility in Elmsford, New York.

Our operating activities provided cash of $4.0 million for the six months ended June 30, 2006 primarily as a result of net income of $2.0 million adjusted for non-cash charges of $2.0 million and the net effect of changes in operating assets and liabilities including a decrease in accounts payable of $1.0 million due, in part, to the resolution of a dispute with a vendor, a decrease in accounts receivable of $1.3 million due to the timing of collections, an increase in income taxes receivable of $0.1 million due to overpayments of estimated income taxes in 2005 and customer advances of $0.1 million partially offset by an increase in inventories of $0.6 million and a decrease in accrued liabilities of $0.5 million.

Investing activities for the six months ended June 30, 2007 used approximately $0.1 million of cash for capital expenditures as compared to net cash provided of $0.1 million in the six months ended June 30, 2006 which resulted from capital expenditures of $0.3 which were more than offset by the return of a $0.4 million deposit on a machine that was not accepted by us. Financing activities, primarily related to stock option exercises, provided $0.1 million of cash in each of the six months ended June 30, 2007 and 2006.

We lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following our relocation and consolidation program (See Note D) and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania for certain manufacturing and secure storage.

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

We carried out an evaluation, under the supervision and with the participation of management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic Securities and Exchange Commission filings and ensure information required to be included by us in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding disclosure. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	Agreement between American Bank Note Holographics, Inc., and VISA International Service Association (“VISA”) effective July 10, 2007.

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark J. Bonney pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark J. Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2007