Form 10-Q
period 2007-09-30
AMERICAN BANK NOTE HOLOGRAPHICS INC
filed 2007-10-30
CIK 1052489

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer    ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of common stock, $.01 par value, outstanding on October 25, 2007 was 19,415,638.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30, 2007	December 31, 2006
		(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$19,264	$15,339
Accounts receivable, net of allowance for doubtful accounts of $350 and $350	5,565	5,002
Inventories, net	2,960	1,962
Deferred income taxes	765	1,640
Prepaid expenses and other	462	200
Income tax receivable	93	666

Total current assets	29,109	24,809
Machinery, equipment and leasehold improvements, net of accumulated depreciation and amortization of $10,164 and $9,469	5,737	6,098
Deferred income taxes, net	468	—
Other assets	63	61

Total Assets	$35,377	$30,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,689	$2,291
Accrued expenses	1,836	3,244
Customer advances	143	137
Income taxes payable	37	15

Total current liabilities	4,705	5,687
Long-term liabilities	604	1,152

Total Liabilities	5,309	6,839

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 19,415,638 shares and 18,936,638 shares	192	190
Additional paid-in capital	27,564	25,854
Retained earnings (accumulated deficit)	2,312	(1,915)

Total Stockholders’ Equity	30,068	24,129

Total Liabilities and Stockholders’ Equity	$35,377	$30,968

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Sales	$8,485	$6,556	$23,682	$24,914
Royalty income	—	—	4	—

Total revenue	8,485	6,556	23,686	24,914
Costs and expenses:
Cost of goods sold, excluding depreciation and amortization	3,367	3,297	9,625	11,892
Selling and administrative	2,287	1,949	6,707	7,080
Research and development	440	367	1,283	1,303
Depreciation and amortization	240	142	708	593
Facility consolidation	18	(101)	58	13

Total costs and expenses	6,352	5,654	18,381	20,881

Operating income	2,133	902	5,305	4,033
Interest income	205	143	570	347

Income before provision for income taxes	2,338	1,045	5,875	4,380
Provision for income taxes	284	304	1,648	1,638

Net income	$2,054	$741	$4,227	$2,742

Net income per share:
Basic	$0.11	$0.04	$0.22	$0.15

Diluted	$0.10	$0.04	$0.21	$0.14

Weighted average number of shares:
Basic	19,011	18,908	18,884	18,877
Diluted	20,034	19,505	19,668	19,591

See Condensed Notes to Unaudited Financial Statements.

AMERICAN BANK NOTE HOLOGRAPHICS, INC.

STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,227	$2,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708	593
Loss on sale of fixed assets	—	254
Deferred income taxes, net	602	1,760
Compensation costs related to share-based payment arrangements	951	793
Recovery for doubtful accounts	—	(100)
Provision (recovery) for inventories	295	322
Reversal of contract reserve	(357)	—
Excess tax benefits from share-based payment arrangements	(27)	(12)

Changes in operating assets and liabilities:
Accounts receivable	(563)	2,010
Inventories	(1,293)	458
Prepaid expenses and other	(264)	(139)
Income tax receivable	573	(689)
Accounts payable	460	(1,871)
Accrued expenses	(1,051)	(679)
Customer advances	6	(93)
Income taxes payable	22	(359)
Long-term liabilities	(524)	(574)

Net cash provided by operating activities	3,765	4,416

Cash flows from investing activities:
Cancellation of fixed asset purchase agreement	—	376
Capital expenditures	(409)	(544)

Net cash (used in) provided by investing activities	(409)	(168)

Cash flows from financing activities:
Proceeds from exercise of stock options	542	150
Excess tax benefits from share-based payment arrangements	27	12

Net cash provided by financing activities	569	162

Increase in cash and cash equivalents	3,925	4,410
Cash and cash equivalents, beginning of period	15,339	9,114

Cash and cash equivalents, end of period	$19,264	$13,524

Supplemental cash flow information:
Taxes paid	$988	$908

Capital expenditures included in accounts payable	$58	$70

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are normal and recurring and are considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2007	2006	2007	2006
Basic weighted average shares outstanding	19,011	18,908	18,884	18,877
Dilutive effect of stock options and restricted Shares	1,023	597	784	714

Diluted weighted average shares outstanding	20,034	19,505	19,668	19,591

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three month period ended September 30, 2007 and 2006, the numbers of stock options not included in the computations were 365,000 and 539,000, respectively. For the nine-month period ended September 30, 2007 and 2006, the numbers of stock options not included in the computations were 599,000 and 538,000, respectively. These stock options were outstanding at the end of each of the respective periods.

BUSINESS INFORMATION

Sales to MasterCard were approximately 35.5% and 41.2% of sales for the three months ended September 30, 2007 and 2006, respectively and were approximately 35.2% and 35.9% of sales for the nine months ended September 30, 2007 and 2006, respectively. We have an agreement with MasterCard, as amended, pursuant to which we are the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by us. There were no sales of HoloMag to MasterCard in 2007. Sales of HoloMag to MasterCard were not significant in the three months ended September 30, 2006 and amounted to approximately $0.7 million in the nine months ended September 30, 2006. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were no longer offering the first generation HoloMag product on newly issued cards.

On October 23, 2007 MasterCard notified us that they are seeking reimbursement from us for certain costs associated with the previously-disclosed suspension by MasterCard of its HoloMag program. MasterCard has stated that those costs “now exceed $1.9 million.” We are reviewing MasterCard’s claim, and are unable to quantify at this time the amount of reimbursements, if any, that might ultimately be paid to MasterCard. At September 30, 2007 and December 31, 2006, accounts receivable from this customer totaled $2.0 million and $1.5 million, respectively.

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

Sales to manufacturers of VISA transaction cards were approximately 19.4% and 27.9% of sales for the three months ended September 30, 2007 and 2006, respectively and were approximately 20.9% and 33.7% of sales for the nine months ended September 30, 2007 and 2006, respectively. Currently we are an authorized supplier of the VISA Dove and Mini Dove hot stamp holograms to manufacturers of VISA brand transaction cards.

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

The decline in sales to VISA in the three and nine months ended September 30, 2007 as compared to the year earlier periods was principally due to the termination of the HMS Agreement. Sales of VISA products to VISA authorized card manufacturers in the three and nine months ended September 30, 2007 and 2006, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006
Product
Hot stamp holograms (Dove and Mini Dove)	$1.6	$1.6	$4.9	$4.2
HoloMag	—	0.2	—	4.2

Total	$1.6	$1.8	$4.9	$8.4

If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected. Accounts receivable from manufacturers of VISA transaction cards approximated $1.5 million and $2.4 million at September 30, 2007 and December 31, 2006, respectively.

Shipping and handling amounts billed to customers are included in sales and amounted to $0.2 million in each of the three months ended September 30, 2007 and 2006 and $0.5 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Shipping and handling costs are included in selling and administrative expenses.

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

STOCK-BASED COMPENSATION PLANS

Beginning January 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). Accordingly, in all periods presented herein, we have used the fair value method of valuing stock based compensation awards and computing stock based compensation expense.

COMPREHENSIVE INCOME

Comprehensive income is equal to net income in all periods.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In January 2007, we had $0.6 million of unrecognized tax benefits of which $0.5 million would affect our effective tax rate. At September 30, 2007, we had $0.2 million of unrecognized tax benefits following the reversal of $0.4 million in the three months ended September 30, 2007, as the statute of limitation expired on certain tax matters. At the date of adoption of FIN 48 we had accrued interest and penalties related to uncertain tax positions amounting to $0.2 million. In the three months ended September 30, 2007 we reduced this amount by $0.1 million, net of interest and penalties recorded during 2007, principally as a result of the reduction in the unrecognized tax benefits. Interest and penalties are recorded in income tax expense in our Statement of Operations. As of September 30, 2007 the tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions (United States and the states of New York, New Jersey and Pennsylvania) to which we are subject.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We expect the adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect the adoption of SFAS No. 159 will not have a material impact on our financial position and results of operations.

NOTE B - INVENTORIES, NET

Inventories consist of the following:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Finished goods	$1,627	$1,831
Finished goods on consignment with customers	336	233
Work in process	765	336
Raw materials	759	540

Subtotal	3,487	2,940
Less: Inventory reserves	527	978

Net inventory	$2,960	$1,962

During the period ended September 30, 2007, following the successful introduction of Generation 2 HoloMag, we wrote off all remaining Generation 1 HoloMag inventory reducing finished goods inventory and the inventory reserve by approximately $500,000.

NOTE C - LIABILITIES

WARRANTY COSTS

We provide for warranty costs in amounts we estimate will be needed to cover future warranty obligations for products sold. Estimates of warranty costs are based on historical experience and are periodically reviewed and adjusted, when necessary. Our product warranty provision is included in accrued expenses in the accompanying balance sheets. Changes in our warranty provision are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$287	$785	$710	$1,140
Warranties issued	60	60	180	180
Settlements made	(40)	(92)	(158)	(567)
Reserve adjustments	(175)	—	(600)	—

Balance at September 30,	$132	$753	$132	$753

During the three month period ended September 30, 2007, as a result of improved returns experience, we reduced the reserve for potential warranty claims by $175,000. Also impacting the nine months ended September 30, 2007 was the reversal of approximately $350,000 of warranty reserves related to a specific sales program as the period of potential claims expired at June 30, 2007.

OTHER LIABILITIES

During the three months ended September 30, 2007 we identified an error in our financial statements for the period ended December 31, 1999. This error related to a reserve in accrued liabilities for a government contract that we concluded prior to 1999. As we reported in our Form 10-Q for the period ended June 30, 2007, we were working towards closing the contract and anticipated reversing the reserve once closed. During the quarter ended September 30,

2007, as we prepared for this process, we subsequently discovered various documents that support the conclusion that all contract related issues were actually resolved in the period prior to recording the reserve in 1999. Accordingly, during the three months ended September 30, 2007 we reversed the reserve totaling $0.4 million from accrued expenses and reduced cost of goods sold. As a result of the reserve reversal we increased operating income and net income by $0.4 million and $0.2 million, respectively in each of the three and nine months ended September 30, 2007. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the three and nine month periods ended September 30, 2007, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.

NOTE D - FACILITY CONSOLIDATION

We lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey. During 2005 and 2006 we consolidated our operations that were being conducted within a 58,000 square foot facility in Elmsford, New York and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania into the Robbinsville facility. During 2006 we closed our 2,500 square foot facility in Dalton, Massachusetts and re-opened the Huntingdon Valley facility for secure storage.

The following table illustrates the liability balance and activity related to the relocation and consolidation in the quarter and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007		2006	2007		2006
Balance at beginning of period	$345		$1,293	$751		$1,683
Rent payments on abandoned facility	(208)		(214)	(654)		(665)
Adjustment for rent reduction	—		(130)	—		(130)
Severance payments	—		(7)	—		(24)
Additions(reductions)to liability:
Accretion on rent	18		28	58		98
Accrued severance	—		—	—		8

Balance at September 30,	$155	(a)	$970 (b)	$155	(a)	$970 (b)

Expensed as incurred:
Employee relocation	$—		$1	$—		$45
Adjustment for rent reduction	—		(130)	—		(130)
Accretion on rent	18		28	58		98

Facility consolidation expense	$18		$(101)	$58		$13

(a)	Included in accrued expenses.
(b)	$708 included in accrued expenses and $262 included in long-term liabilities.

The following table illustrates the costs incurred in the relocation and consolidation of facilities from the beginning of the consolidation program in 2004 through December 31, 2006 and anticipated in 2007 when all cash payments and expenses are expected to be completed.

	For the Years Ended December 31,
	Actual			Estimated
(Dollars in thousands)	2004	2005	2006	2007
Rent on abandoned facilities, net	$—	$1,905	$(130)	$25
Accretion on abandoned facilities rental	—	45	129	75
Employee severance costs	15	107	17	—
Employee relocation costs	56	116	46	—
Moving costs	—	590	5	—
Legal expenses and commissions	171	6	—	—

	$242	$2,769	$67	$100

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

A significant portion of our business is derived from orders placed by certain transaction card companies, including MasterCard and manufacturers of VISA brand transaction cards and variations in the timing of such orders can cause significant fluctuations in our sales. Several thousand banks worldwide issue VISA and MasterCard branded cards that incorporate our holograms.

Sales to MasterCard were approximately 35.5% and 41.2% of sales for the three months ended September 30, 2007 and 2006, respectively and were approximately 35.2% and 35.9% of sales for the nine months ended September 30, 2007 and 2006, respectively. We have an agreement with MasterCard, as amended, pursuant to which we are the exclusive supplier of MasterCard holograms and holographic magnetic stripes, HoloMag™. In the quarter ended September 30, 2005, MasterCard advised its member financial institutions around the world that it will allow them to choose among card designs that incorporate either the traditional hot stamp patch hologram or HoloMag, both of which are supplied by us. There were no sales of HoloMag to MasterCard in 2007. Sales of HoloMag to MasterCard were not significant in the three months ended September 30, 2006 and amounted to approximately $0.7 million in the nine months ended September 30, 2006. On February 9, 2007, MasterCard advised its certified card manufacturers and us that effective immediately they were no longer offering the first generation HoloMag product on newly issued cards.

On October 23, 2007 MasterCard notified us that they are seeking reimbursement from us for certain costs associated with the previously-disclosed suspension by MasterCard of its HoloMag program. MasterCard has stated that those costs “now exceed $1.9 million.” We are reviewing MasterCard’s claim, and are unable to quantify at this time the amount of reimbursements, if any, that might ultimately be paid to MasterCard. At September 30, 2007 and December 31, 2006, accounts receivable from this customer totaled $2.0 million and $1.5 million, respectively.

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

Sales to manufacturers of VISA transaction cards were approximately 19.4% and 27.9% of sales for the three months ended September 30, 2007 and 2006, respectively and were approximately 20.9% and 33.7% of sales for the nine months ended September 30, 2007 and 2006, respectively. Currently we are an authorized supplier of the VISA Dove and Mini Dove hot stamp holograms to manufacturers of VISA brand transaction cards.

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

The decline in sales to VISA in the three and nine months ended September 30, 2007 as compared to the year earlier periods was principally due to the termination of the HMS Agreement. Sales of VISA products to VISA authorized card manufacturers in the three and nine months ended September 30, 2007 and 2006, respectively were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2007	2006	2007	2006
Product
Hot stamp holograms (Dove and Mini Dove)	$1.6	$1.6	$4.9	$4.2
HoloMag	—	0.2	—	4.2

Total	$1.6	$1.8	$4.9	$8.4

If we were to lose a substantial portion of our hot stamp hologram business with VISA without replacing it with new product sales, our business, operating results and financial condition would be materially and adversely affected. In addition, if we fail to obtain anticipated orders from VISA authorized card manufactures or if we experience delays or cancellations of orders from card manufacturers, our business and financial performance will be materially and adversely affected. Accounts receivable from manufacturers of VISA transaction cards approximated $1.5 million and $2.4 million at September 30, 2007 and December 31, 2006, respectively.

Shipping and handling amounts billed to customers are included in sales and amounted to $0.2 million in each of the three months ended September 30, 2007 and 2006 and $0.5 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Shipping and handling costs are included in selling and administrative expenses.

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

Selling and administrative expenses primarily consist of salaries, benefits and commissions for our corporate, sales, customer service, marketing and administrative personnel, marketing and promotion expenses, legal and accounting expenses and expenses associated with being a public company. We also include the cost of shipping and handling product deliveries that are billed to customers in selling and administrative expenses which amounted to $0.2 million for each of the three months ended September 30, 2007 and 2006, respectively and $0.7 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Sales. Sales in the three months ended September 30, 2007 increased by $1.9 million, or 29%, from $6.6 million in the three months ended September 30, 2006 to $8.5 million in the three month ended September 30, 2007. The increase was primarily due to increased sales to the transaction card market of approximately $1.8 million, including sales of our recently introduced Generation two HoloMag™, HoloStripe™ and HoloCard™. We sell each of these products at substantially higher price points compared to our traditional hot stamp hologram products for the transaction card market. Continued growth in transaction card issuance also contributed to the increase. We also experienced sales growth in the product authentication market with existing customers in pharmaceuticals and a consumer brand licensing program. These increases were partially offset by a slight decrease in sales to the identity documents market primarily due to the timing of orders from international customers.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization, remained essentially the same at $3.3 million in each of three months ended September 30, 2006 and 2007, respectively despite the $1.9 million increase in sales in the most recent quarter. Cost of goods sold in the quarter benefited from lower fixed manufacturing overhead due to the effect of cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey and related post-consolidation improvements in efficiency resulting in a reduced cost structure. During the three months ended September 30, 2007 we identified an error in our financial statements for the period ended December 31, 1999. This error related to a reserve in accrued liabilities for a government contract that we concluded prior to 1999. As we reported in our Form 10-Q for the period ended June 30, 2007 we were working towards closing the contract and anticipated reversing the reserve once closed. During the quarter ended September 30, 2007, as we prepared for this process, we discovered various documents that support the conclusion that all contract related issues were actually resolved in the period prior to recording the reserve in 1999. Accordingly, during the three months ended September 30, 2007 we reversed the reserve totaling $0.4 million from accrued expenses and cost of goods sold. Additionally, as a result of improved returns experience, we reduced our warranty reserve by $0.2 million in the three months ended September 30, 2007. Partially offsetting these reductions were approximately $0.5 million of costs related to the analysis and correction of certain manufacturing process issues resulting from the transition to new materials which we use in our manufacturing process. We believe that costs relating to this transition will be significantly lower in future periods. As a result of these factors, cost of goods sold excluding depreciation and amortization as a percentage of sales, decreased from 50.3% in the three months ended September 30, 2006 to 39.7% in the three months ended September 30, 2007.

Selling and Administrative Expenses. Selling and administrative expenses totaled $2.3 million and $1.9 million in the three months ended September 30, 2007 and 2006, respectively. Expense increases in the current quarter as compared to the year earlier period included additional public company costs incurred for documentation and testing of internal controls for compliance with section 404 of the Sarbanes-Oxley Act of 2002, costs associated with our review of strategic alternatives and higher legal costs. Other increases included higher sales and marketing wage and salary costs and higher sales commissions. Nearly offsetting these increased expenses were decreases in administrative salaries and wages due to lower average headcount and lower accounting fees. Stock based compensation expense of $0.2 million was substantially the same in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. As a percentage of sales, selling and administrative expenses decreased from 29.7% in 2006 to 27.0% in 2007. The decrease in expenses as a percentage of sales was due to the relatively small increase in expenses in relation to the significant increase in sales volume in the current period.

Research and Development. Research and development expenses were $0.4 million in three months ended September 30, 2006 and in three months ended September 30, 2007. We recorded approximately $0.1 million of stock-based compensation expense in the three months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased from $0.1 million to $0.2 million in the three months ended September 30, 2006 and 2007. In the three months ended September 30, 2006 we recorded an adjustment to depreciation expense to reflect a negotiated settlement of future liabilities at our Elmsford, New York facility in which we reduced our restoration obligation by $0.1 million.

Facility Consolidation Expenses. Facility consolidation expenses relating to the closure of our Elmsford, New York facility in 2005 totaled ($0.1) million in the three months ended September 30, 2006 as a result of a negotiated reduction in future rental obligations on the Elmsford facility recorded in that quarter. Facility Consolidation costs in the three months ended September 30, 2007 were not material. Expenses relating to the consolidation program will be completed at December 31, 2007.

Operating Income. Operating income in the three months ended September 30, 2007 increased by $1.2 million, or 136%, from $0.9 million (13.8% of sales) in the three months ended September 30, 2006 to $2.2 million (25.1% of sales) in the three months ended September 30, 2007. The significant improvement in operating income in the three months ended September 30, 2007 when compared to the year earlier period primarily resulted from sales growth and our improved cost structure in manufacturing, selling and administration. Also impacting the current period was the reversal of the reserve for a government contract as described above amounting to $0.4 million.

Interest Income. Interest income increased $0.1 million in the three months ended September 30, 2006 to $0.2 million in the three months ended September 30, 2007 primarily as a result of higher average cash balances and higher interest rates in effect during 2007.

Income Taxes. The provision for income taxes amounted to $0.3 million in the three months ended September 30, 2006 and 2007, respectively. The provision and the effective tax rate for the three months ended September 30, 2007 benefited from the reversal of $0.6 million of our FIN 48 liability as the statute of limitations expired on the underlying tax issue. This was partially offset by the tax effect of an increase of $1.3 million of pre-tax income in the period. The effective tax rate in the three months ended September 30, 2007 amounted to 12.1% of pre-tax income as compared to the effective tax rate for the three months ended September 30, 2006 which amounted to 29.1% of pre-tax income.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Sales. Sales in the nine months ended September 30, 2007 decreased by $1.2 million, or 5%, from $24.9 million in the nine months ended September 30, 2006 to $23.7 million. The decrease was primarily due to the cessation of sales of VISA and MasterCard HoloMag, partially offset by growth in other programs. There were no sales of VISA or MasterCard HoloMag in the nine months ended September 30, 2007 compared to $5.0 million in the nine months ended September 30, 2006. Nearly offsetting this reduction were sales of recently introduced products, including Generation two HoloMag™, HoloStripe™ and HoloCard™, to the transaction card market, continued growth in transaction card issuance, and expansion of our sales of secure government documents for the national ID programs in Colombia and Pakistan.

Royalty Income. Royalty income was not material.

Cost of Goods Sold, excluding Depreciation and Amortization. Cost of goods sold, excluding depreciation and amortization decreased by $2.3 million, from $11.9 million in the nine months ended September 30, 2006 to $9.6 million in the nine months ended September 30, 2007. The decrease was primarily the result of approximately $0.4 million of lower fixed manufacturing overhead due to the effect of cost reductions associated with the consolidation of our facilities in Robbinsville, New Jersey and approximately $0.7 million of related post-consolidation efficiency gains and to a lesser extent was impacted by lower sales volume, and the net effect of reserves and other adjustments recorded in the first nine months of 2006 relating to VISA HoloMag costs which did not recur in the first nine months of 2007. Also impacting cost of goods sold in the nine months ended September 30, 2007 was the reversal of approximately $0.6 million of reserves for warranty as the period for potential claims expired and $0.4 million of reserves for a contract with the U.S government as described above. Partially offsetting these reductions were approximately $0.3 million of costs associated with converting certain customer products to new constructions and $0.5 million of costs related to the analysis and correction of certain manufacturing process issues resulting from the transition to new materials. As a result of these factors, cost of goods sold excluding depreciation and amortization as a percentage of sales, decreased from 47.7% in the nine months ended September 30, 2006 to 40.6% in the nine months ended September 30, 2007.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.4 million from $7.1 million in the nine months ended September 30, 2006 to $6.7 million in the nine months ended September 30, 2007. As a percentage of sales, selling and administrative expenses were approximately 28.3% and 28.4% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in expenses was primarily due to lower salaries, wages and benefit costs due to lower average headcount resulting from improved efficiency, lower legal and accounting fees as the first nine months of 2006 included costs incurred due to the cessation of the VISA HoloMag program which did not recur in 2007 and a reduction in shipping costs due to the reduced volume of shipments. Partially offsetting these decreases were increases in certain selling expenses, professional fees, public company costs and costs relating to the process of pursuing strategic alternatives. Stock based compensation expense for the nine months ended September 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively.

Research and Development. Research and development expenses were approximately $1.3 million in the nine months ended September 30, 2006 and in the nine months ended September 30, 2007. We recorded approximately $0.1 million of stock-based compensation expense in the nine months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Facility Consolidation Expenses. Facility consolidation expenses relating to the closure of our Elmsford, New York facility in 2005 were not material in both the nine months ended September 30, 2007 and 2006.

Operating Income. Operating income in the nine months ended September 30, 2007 increased by $1.3 million, or 31.5%, from $4.0 million (16.2% of sales) in the nine months ended September 30, 2006 to $5.3 million (22.4% of sales) in the nine months ended September 30, 2007. Also for the nine months ended September 30, 2006, as previously reported, we recorded approximately $1.2 million of VISA HoloMag sales with no corresponding cost of goods sold in that nine month period. The significant improvement in operating income in the nine months ended September 30, 2007 when compared to the year earlier period primarily resulted from sales growth to other customers and our improved cost structure in Manufacturing, Selling, Administration and R&D. Also impacting the nine months ended September 30, 2007 was the reversal of $0.6 million of reserves for warranty and the $0.4 million reserve for a government contract, both as described above.

Interest Income. Interest income increased $0.2 million from $0.4 million in the nine months ended September 30, 2006 to $0.6 million in the nine months ended September 30, 2007 primarily as a result of higher average cash balances and higher interest rates in effect during 2007.

Income Taxes. The provision for income taxes amounted to $1.6 million in the nine months ended September 30, 2006 and 2007, respectively. The provision and the effective tax rate for the nine months ended September 30, 2007 benefited by the reversal of $0.6 million of our FIN 48 liability as the statute of limitations expired on the underlying tax issue. This was partially offset by the tax effect of an increase of $1.5 million of pre-tax income in the period. The effective tax rate in the nine months ended September 30, 2007 amounted to 28.1% of pre-tax income as compared to the effective tax rate for the nine months ended September 30, 2006 which amounted to 37.4% of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $19.3 million in cash and cash equivalents and working capital of $24.4 million.

Our operating activities provided cash of $3.8 million for the nine months ended September 30, 2007 resulting primarily from net income of $4.2 million adjusted for non-cash charges of $2.2 million partially offset by the effect of changes in operating assets and liabilities of ($2.6) million.

Changes in operating assets and liabilities that resulted in a use of cash of $2.6 million in the nine months ended September 30, 2007 included an increase of $1.3 million in inventories to support the growth of sales to customers primarily in the transaction card and the secure government documents markets, an increase of $0.6 million in accounts receivable primarily due to sales growth and timing of shipments in the quarter, and a reduction of accrued consolidation costs of $0.7 million due to the payment of rent on the abandoned facility in Elmsford, New York.

Our operating activities provided cash of $4.4 million for the nine months ended September 30, 2006 primarily due to net income of $2.7 million adjusted for non-cash costs of $3.6 million resulting primarily from deferred taxes and costs related to stock-based compensation. Changes in operating assets and liabilities resulted in a use of $1.9 million of cash as a result of a decrease in accounts receivable due to volume and the timing of collections, a decrease and inventories due to volume, a tax receivable as a result of overpaying estimated income taxes in 2005 partially offset by decreased accounts payable due, in part, to the resolution of a dispute with a vendor, and decreased accrued liabilities.

Investing activities for the nine months ended September 30, 2007 used approximately $0.4 million of cash for capital expenditures as compared to net cash used of $0.1 million in the nine months ended September 30, 2006 which resulted from capital expenditures of $0.5 partially offset by the return of a $0.4 million deposit on a machine that was not accepted by us.

Financing activities, primarily related to stock option exercises, provided $0.6 million of cash for nine months ended September 30, 2007 and $0.2 million for the nine months ended September 30, 2006.

We lease a 134,000 square foot modern manufacturing and office building in Robbinsville, New Jersey, which is the site of our primary operations following our relocation and consolidation program (See Note D) and a 30,000 square foot facility in Huntingdon Valley, Pennsylvania for certain secure storage.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. Except for the addition of the risk factor set forth below, there are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Overview.”

We have received a reimbursement request from MasterCard, and are not able at this time to quantify the amount of our liability relating to such request, if any.

On October 23, 2007 MasterCard notified us that they are seeking reimbursement from us for certain costs associated with the previously-disclosed suspension by MasterCard of its HoloMag program. MasterCard has stated that those costs “now exceed $1.9 million.” We are reviewing MasterCard’s claim, and are unable to quantify at this time the amount of reimbursements, if any, that might ultimately be paid to MasterCard.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 7, 2007, we held our annual meeting of stockholders. For more information on the following proposals, refer to our proxy statement dated August 14, 2007 as filed with the SEC.

1.	The stockholders elected each of the eight nominees to our Board of Directors who will serve until the 2008 annual meeting of stockholders or until their successors are elected and qualified:

Director	For	Withheld
Kenneth H. Traub	16,409,744	1,290,914
Salvatore F. D’Amato	16,398,500	1,302,138
Randall C. Bassett	17,649,617	51,041
Jordan S. Davis	17,668,577	32,081
Eric Haskell	17,657,076	43,582
Fred J. Levin	16,468,020	1,232,638
Richard L. Robbins	16,449,060	1,251,596
Fred Whitridge, Jr.	16,460,560	1,240,098

2.	The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	17,678,876
Against	7,493
Abstain	14,288
Broker Non-vote	0

ITEM 6.	EXHIBITS

31.1	Certification of Kenneth H. Traub pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark J. Bonney pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Traub pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark J. Bonney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 30, 2007